Form 10-Q
period 1995-02-28
HOSPITAL STAFFING SERVICES INC
filed 1995-04-14
CIK 731625

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended FEBRUARY 28, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
                  EXCHANGE ACT

For the transition period from ________________ to ________________

                      Commission File Number 0-11781

                     HOSPITAL STAFFING SERVICES, INC.
       (Exact name of registrant as specified in its charter)

               FLORIDA                            59-2150637
    (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)         Identification Number)

                   6245 NORTH FEDERAL HIGHWAY, SUITE 400
                      FORT LAUDERDALE, FLORIDA  33308
                 (Address of principal executive offices)

                             (305) 771 - 0500
         Registrant's telephone number, including area code

                              NOT APPLICABLE
            Former name, former address and former fiscal year
                       if changed since last report

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,649,770 shares of Common Stock, $.001 par value, outstanding at April 13, 1995.

       HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                            FORM 10-Q
                        TABLE OF CONTENTS

                                                       Page(s)
                                                       -------
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                   3

   Consolidated Condensed Statements of Operations         4

   Consolidated Condensed Statements of
     Stockholders' Equity                                  5

   Consolidated Condensed Statements of Cash Flows         6

   Notes to Consolidated Condensed Financial
      Statements                                        7-16

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations     17-20

PART II - OTHER INFORMATION AND SIGNATURES             21-22

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                    FEBRUARY 28, 1995 AND NOVEMBER 30, 1994

                                                                                    FEBRUARY 28,   NOVEMBER 30,
                                                                                        1995           1994
                                                                                    ------------   ------------
                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $     899,053  $     516,770
  Short-term investments                                                                       --      1,148,729
  Trade accounts receivable, less allowance for doubtful accounts
    of $1,866,945 and $2,345,598 respectively                                           7,171,667      7,554,155
  Estimated settlements due from Medicare                                               9,780,728     10,120,218
  Prepaid expenses and other                                                              352,221        249,904
  Amounts due from officers/directors                                                     136,595        240,781
  Income taxes receivable                                                                 212,042        212,042
  Other                                                                                   764,960        785,360
                                                                                    ------------   ------------
    Total current assets                                                               19,317,266     20,827,959
                                                                                    ------------   ------------
NON-CURRENT ASSETS:
PROPERTY AND EQUIPMENT, at cost                                                         3,629,623      3,537,469
  Less: Accumulated depreciation                                                       (2,415,240)    (2,282,793)
                                                                                    ------------   ------------
    Net property and equipment                                                          1,214,383      1,254,676
                                                                                    ------------   ------------
INTANGIBLES RELATED TO BUSINESSES ACQUIRED                                              2,160,016      2,022,183
NON-COMPETITION AGREEMENTS                                                                479,426        551,544
                                                                                    ------------   ------------
  Total intangibles                                                                     2,639,442      2,573,727
  Less: Accumulated amortization                                                         (614,846)      (759,725)
                                                                                    ------------   ------------
    Net Intangibles                                                                     2,024,596      1,814,002
                                                                                    ------------   ------------
DEPOSITS AND OTHER ASSETS                                                                 487,010        516,512
                                                                                    ------------   ------------
    Total non-current assets                                                            3,725,989      3,585,190
                                                                                    ------------   ------------
    Total assets                                                                    $  23,043,255  $  24,413,149
                                                                                    ------------   ------------
                                                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $   5,656,789  $   5,744,272
  Line of credit payable                                                                   59,704        304,912
  Accrued payroll and payroll taxes                                                     2,549,040      2,473,643
  Accrued expenses and other                                                            4,587,051      5,594,163
  Notes payable (Notes 3 & 7)                                                             240,130        156,000
  Income taxes payable                                                                    284,247        561,245
                                                                                    ------------   ------------
    Total current liabilities                                                          13,376,961     14,834,235
                                                                                    ------------   ------------
NON-CURRENT LIABILITIES
  Notes payable (Notes 3 & 7)                                                             868,286        844,000
  Lease settlement (Note 8)                                                               700,000        700,000
                                                                                    ------------   ------------
    Total non-current liabilities                                                       1,568,286      1,544,000
                                                                                    ------------   ------------
    Total liabilities                                                                  14,945,247     16,378,235
                                                                                    ------------   ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
  Preferred Stock--$.001 par value; 5,000,000 shares authorized; none issued and
      outstanding                                                                              --             --
  Common Stock--$.001 par value; 20,000,000 shares authorized; 5,649,770 shares
      issued and outstanding                                                                5,650          5,650
  Additional paid-in capital                                                           21,292,087     21,292,087
  Accumulated deficit                                                                 (13,199,729)   (13,262,823)
                                                                                    ------------   ------------
    Total stockholders' equity                                                          8,098,008      8,034,914
                                                                                    ------------   ------------
    Total liabilities and stockholders' equity                                      $  23,043,255  $  24,413,149
                                                                                    ------------   ------------
                                                                                    ------------   ------------

  The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                             FEBRUARY 28,
                                                                                  -----------------------------------
                                                                                     1995                    1994
                                                                                  -----------             -----------
NET REVENUE FROM SERVICES                                                         $13,711,732             $21,262,945
COST OF SERVICES:
    PROFESSIONAL SALARIES AND PAYROLL TAXES                                         7,432,394              11,865,844
    OTHER PROFESSIONAL EXPENSES                                                     1,401,249               1,634,433
                                                                                  -----------             -----------
    TOTAL COST OF SERVICES                                                          8,833,643              13,500,277
                                                                                  -----------             -----------
GROSS MARGIN                                                                        4,878,089               7,762,668
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
    ALL OTHER EXPENSES                                                              1,574,892               2,772,494
    SALARIES AND PAYROLL TAXES                                                      2,679,209               4,199,743
    LEGAL EXPENSES (NOTE 9)                                                           486,015                 470,215
                                                                                  -----------             -----------
    TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                              4,740,116               7,442,452
                                                                                  -----------             -----------
INCOME FROM OPERATIONS                                                                137,973                 320,216
                                                                                  -----------             -----------
INTEREST AND OTHER INCOME (EXPENSE):
    INTEREST EXPENSE                                                                  (87,557)               (122,507)
    INTEREST INCOME                                                                    17,669                  13,535
    OTHER INCOME, NET                                                                  33,009                   3,504
                                                                                  -----------             -----------
    TOTAL INTEREST AND OTHER INCOME (EXPENSE)                                         (36,879)               (105,468)
                                                                                  -----------             -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                              101,094                 214,748
PROVISION FOR INCOME TAXES                                                             38,000                 100,000
                                                                                  -----------             -----------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE                                                                 63,094                 114,748
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                      --                 162,000
                                                                                  -----------             -----------
    NET INCOME                                                                    $    63,094             $   276,748
                                                                                  -----------             -----------
                                                                                  -----------             -----------
PRIMARY EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
    CONTINUING OPERATIONS                                                         $      0.01             $      0.02
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                  --                    0.03
                                                                                  -----------             -----------
                                                                                  $      0.01             $      0.05
                                                                                  -----------             -----------
                                                                                  -----------             -----------
FULLY DILUTED EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT
    CONTINUING OPERATIONS                                                         $      0.01             $      0.02
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                  --                    0.03
                                                                                  -----------             -----------
                                                                                  $      0.01             $      0.05
                                                                                  -----------             -----------
                                                                                  -----------             -----------
WEIGHTED AVERAGE COMMON AND COMMON SHARE EQUIVALENTS OUTSTANDING:
    PRIMARY                                                                         5,649,770               5,646,020
                                                                                  -----------             -----------
                                                                                  -----------             -----------
    FULLY DILUTED                                                                   5,649,770               5,653,639
                                                                                  -----------             -----------
                                                                                  -----------             -----------

   The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED NOVEMBER 30, 1994 AND
                  FOR THE THREE MONTHS ENDED FEBRUARY 28, 1995

                                                 COMMON STOCK
                                        ----------------------------
                                             NUMBER OF                     ADDITIONAL      ACCUMULATED
                                        SHARES OUTSTANDING    AMOUNT    PAID-IN CAPITAL      DEFICIT
                                        ------------------    ------    ---------------    ------------
BALANCE, November 30, 1993                     5,646,020      $ 5,646   $  21,278,966      $  (2,008,300)
    Exercise of warrants                           3,750            4          13,121                 --
    Net Loss                                        --             --              --        (11,254,523)
                                        ------------------    ------    ---------------    ------------
BALANCE, November 30, 1994                     5,649,770        5,650      21,292,087        (13,262,823)
    Net Income                                      --             --              --             63,094
                                        ------------------    ------    ---------------    ------------
BALANCE, February 28, 1995
  (Unaudited)                                  5,649,770      $ 5,650   $  21,292,087      $ (13,199,729)
                                        ------------------    ------    ---------------    ------------
                                        ------------------    ------    ---------------    ------------

     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated statements.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
       FOR THE THREE MONTHS ENDED FEBRUARY 28, 1995 AND FEBRUARY 28, 1994
                                  (UNAUDITED)

                                                                                     1995                     1994
                                                                                 ------------             ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income                                                                   $     63,094             $    276,748
                                                                                 ------------             ------------
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
      Provision for income taxes                                                       38,000                       --
      Depreciation and amortization                                                   174,791                  360,914
      Provision for losses on accounts receivable                                      58,045                  147,333
      Gain on fixed assets                                                             (5,981)                      --
      Write-off of intangibles related to businesses acquired, net                         --                   62,074
      Changes in  assets  and  liabilities  net of  effects  of  acquisition  of
        Tri-Therapy:
        (Increase) decrease in assets-
          Trade accounts receivable                                                   249,443               (1,609,708)
          Estimated settlement due from Medicare                                      339,490                1,521,492
          Prepaid expenses and other current assets                                  (102,317)                 (22,338)
          Amounts due from officers/directors                                           4,186                   (4,692)
          Income taxes receivable                                                          --                  116,786
          Deposits and other assets                                                    44,231                  (79,541)
        Increase (decrease) in liabilities -
          Accounts payable                                                            (87,483)                (372,222)
          Accrued payroll and payroll taxes                                            75,397                   60,283
          Accrued expenses and other                                               (1,007,112)                      --
          Income taxes payable                                                       (314,998)                      --
          Other liabilities                                                                --                  (11,206)
                                                                                 ------------             ------------
      Total adjustments                                                              (534,308)                 169,175
                                                                                 ------------             ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                     (471,214)                 445,923
                                                                                 ------------             ------------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Sale (purchase) of short-term investments, net                                  1,148,729                       --
    Capital expenditures                                                              (22,790)                 (14,498)
                                                                                 ------------             ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                    1,125,939                  (14,498)
                                                                                 ------------             ------------
CASH FLOWS USED BY FINANCING ACTIVITIES:
    Line of credit borrowings                                                      14,363,000               20,720,000
    Line of credit repayments                                                     (14,608,208)             (21,658,535)
    Notes payable                                                                     (27,234)                 313,738
                                                                                 ------------             ------------
NET CASH USED BY FINANCING ACTIVITIES                                                (272,442)                (624,797)
                                                                                 ------------             ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  382,283                 (193,372)
    Cash and cash equivalents at beginning of period                                  516,770                1,280,545
                                                                                 ------------             ------------
    Cash and cash equivalents at end of period                                   $    899,053             $  1,087,173
                                                                                 ------------             ------------
                                                                                 ------------             ------------
Supplemental Cash Flow Disclosures:
    Cash paid: Income Taxes                                                      $    224,948             $      4,547
    Interest                                                                     $     72,004             $    174,731

   The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

          HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          February 28, 1995
                             (Unaudited)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES -

     The accounting policies followed by Hospital Staffing Services, Inc. and subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented.

     The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes thereto.

NOTE 2:  GOING CONCERN -

     The Company has suffered recurring losses from operations for the past three fiscal years and as of fiscal year ended November 30, 1994 was in violation of certain credit facility covenants, waivers for which were obtained through November 30, 1995 on March 13, 1995. Additionally, the Company projects negative cash flow in fiscal 1995 primarily as a result of funding of prior years' recorded liabilities, slow collections of accounts receivables and loss contingencies that are, in part, expected to mature over the next twelve months. In addition, as more fully described in Note 8 to the consolidated condensed financial statements, the Company is subject to additional contingencies, the outcome of which may have a material impact on the Company's results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to overcome the above difficulties consist of restructuring its operations to become profitable, obtaining extended payment plans as necessary from vendors and for estimated settlements which may need to be paid to the Medicare program, managing the contingencies described in Note 8 to the consolidated condensed financial statements to successful resolution and lastly, raising additional capital. The Company is presently exploring ways to raise the additional capital through a number of means including private placement of debt, issuance of preferred and/or common stock and/or the sale of certain of the Company's remaining operating units in part or in whole.

NOTE 3:  ACQUISITIONS AND DIVESTITURES

     On January 13, 1995, certain assets of the Company's Broward County, Florida private duty home health agency were sold to the Company's Chairman and Chief Executive Officer. The assets were sold for $185,000 representing all of the fixed assets and certain intangibles. This price, which the Company believes is slightly in excess of fair market value, was based upon the Company's investment banker's valuations and various offers received by the Company from third parties.

     On February 15, 1995, a wholly-owned subsidiary of the Company acquired certain assets of a therapy company for an aggregate purchase price of approximately $496,000 representing approximately $96,000 in fixed assets and approximately $400,000 in certain intangibles. The purchase price is being satisfied by the forgiveness of a $75,000 trade accounts receivable that the therapy company owed the Company for nursing services provided by the Company prior to the acquisition date and through the issuance of a promissory note of approximately $421,000 with the balance due in equal annual payments of $84,130 over the next five years.

NOTE 4:  DEBT -

     On August 23, 1993, the Company obtained a three year $15 million revolving line of credit with a commercial finance company to replace its prior credit facility with a bank. The present credit facility bears interest at prime (8.5% at February 28, 1995) plus 2% per annum payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable as defined.

     The present credit facility includes up to $3.5 million to secure a workers' compensation standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of February 28, 1995, the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As of February 28, 1995, approximately $377,800 was available for additional borrowing under the line of credit.

     Outstanding   principal   borrowings   under  the  credit   facility   were
approximately $59,704 as of February 28, 1995. As of November 30, 1994 and February 28, 1995 the Company was not in compliance with the financial covenant relating to maintenance of a minimum tangible net worth and a second covenant relating to a prohibition against entering into a consulting agreement with a director of the Company. Waivers from its lender for the covenant violations through November 30, 1995 were obtained on March 13, 1995.

NOTE 5:  STOCKHOLDERS' EQUITY -

     No stock options were granted or exercised during the quarter ended February 28, 1995 under any of the Company's stock option plans.

     On February 1, 1995, as amended on March 13, 1995, the Company's Board of Directors based on the November 1, 1993 Termination and Benefits Agreement, defined the Company's future severance obligation to its Chief Financial Officer as approximately $630,000 upon his termination regardless of the reason therefore, and additionally waived for its Chief Financial Officer the provision of the Company's 1990 Stock Option Plan which provided for a ninety day expiration date from the date of termination for the exercise of all stock options previously granted. The exercise prices of the previously granted stock options, which can be exercised for 115,000 shares of common stock on February 1, 1995 (100,000 shares of common stock on March 13, 1995, due to the expiration of options to acquire 15,000 shares of common stock on February 20, 1995) were in excess of the fair market value of the Company's common stock. The above actions on the part of the Company are conditioned upon the Chief Financial Officer's acceptance of the receipt of such severance amount over a 24 month equal installment period without interest. As of February 28, 1995 the Chief Financial Officer was still employed by the Company. See Note 7.

NOTE 6:  EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT -

     Earnings per common and common share equivalent is based on the combined weighted average number of common shares and common share equivalents outstanding which includes the assumed exercise of those stock options and warrants which are dilutive.

     The Company utilizes the treasury stock method for computing earnings per share. Under the treasury stock method the dilutive effect of outstanding common stock equivalents for determining primary earnings per share is computed using the average market price during the period, whereas the dilutive effect of outstanding common stock equivalents for determining fully diluted earnings per share is computed using the market price as of period end, if greater than the average market price.

NOTE 7:  SEVERANCE OBLIGATIONS -

     Upon termination in October 1992, a previous officer of the Company entered into a Termination Agreement and Consulting Agreement (the "New Agreement") which superseded a December 1, 1990 Termination and Benefits Agreement (the "Prior Agreement"). The New Agreement provides for substantially the same compensation and benefits as existed in the Prior Agreement, however, such compensation and benefits would be earned provided that future services were requested by the Company and performed by the former officer. Inasmuch as there was no certainty that such future services would be performed, the Company's obligation, which aggregated approximately $900,000, was expensed as of the date of the 1992 termination. As of February 28, 1995 and November 30, 1994, the Company's remaining unpaid obligation was approximately $105,000 and $166,000, respectively, and is included in Accrued expenses and other in the accompanying consolidated condensed balance sheets.

     Upon acceptance of the Company's request for his resignation in May 1994, another officer of the Company entered into a Termination Agreement (the "1994 Agreement") dated May 27, 1994, which superseded a prior Termination and Benefits Agreement (the "1991 Agreement") dated June 1, 1991. The 1994 Agreement provided that compensation and benefits will be received for a ninety day consulting period beginning May 27, 1994 and severance will be paid thereafter for a period of one year, subject to certain non-competition provisions contained therein. Inasmuch as there was no certainty that future consulting services would be performed, the obligation for the entire fifteen month period, which aggregated approximately $310,000, was expensed as of the date of the May 1994 resignation. As of February 28, 1995, the Company's remaining unpaid obligation was approximately $129,400 and is included in Accrued expenses and other in the accompanying February 28, 1995 consolidated condensed balance sheet.

     On December 30, 1994, the Company and its Chairman and Chief Executive Officer entered into an agreement to modify the Termination and Benefits Agreement dated June 1, 1991. In lieu of the Company's future obligation to the Chief Executive Officer of between three and five years of base salary and certain benefits (as defined), totaling approximately $1.2 - $2 million, which would result from a termination of the Chief Executive Officer upon his resignation or dismissal by the Company without cause, respectively, the Company and the Chief Executive Officer agreed to currently settle the future obligation for $1 million. Such amount was charged to fiscal year ended November 30, 1994's consolidated statement of operations as the Board of Directors had effectively approved the terms of the agreement as of that date. Also, in connection with this agreement, effective on January 1, 1995, the Chief Executive Officer agreed to reduce his future base salary from $330,000 to $175,000 per year.

     The Chief Executive Officer continues to remain in the Company's employ and upon ninety days written notice from the Company, can be terminated at will whereby the Company's only continuing obligation, in addition to the remaining unpaid portion of the $1 million settlement discussed above, would be for the payment of certain benefits (primarily life, health and disability insurance) for a period of one year.

     In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer (see Note 3 - Acquisitions and Divestitures), $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. The remaining obligation of $715,000 is being satisfied through installment payments under a promissory note dated January 13, 1995. The promissory note requires monthly installments of $13,000 plus accrued interest at prime rate per annum from the date of the agreement for a period of 55 months. The promissory note provides for acceleration of the balance due to be immediately payable to the Chief Executive Officer upon the Company's default of a scheduled monthly payment or upon a change in control of the Company, as defined in the promissory note. In the absence of an event constituting acceleration, as of February 28, 1995 the Company's future obligation under the amount due the officer was approximately as follows:

          Obligation                    Amount
          ----------                    ------
          Total                         $ 687,800

          Less current portion           (156,000)
                                        ---------

          Non-current portion           $ 531,800
                                        =========

     On March 31, 1995, the Company's Chief Financial Officer accepted the conditions imposed upon him by the Company's Board of Directors with respect to the Company's severance obligation due him, see Note 5. On this same date the Chief Financial Officer and the Company entered into a Modification Agreement (the "1995 Agreement") to supersede the prior Termination and Benefits Agreement dated November 1, 1993. The 1995 Agreement provides for the Chief Financial Officer's resignation from the Company effective May 1, 1995 and a severance obligation due him of $630,000, subject to certain non-competition provisions. The 1995 Agreement further provides for the waiver of the provision of the Company's 1990 Stock Option Plan which provided for a ninety day expiration date from the date of termination for the exercise of stock options previously granted to the Chief Financial Officer to acquire 100,000 shares of the company's common stock and for the severance obligation to be paid pursuant to a promissory note over a 24 month equal installment period without interest.
In as much as no future services will be performed by the Chief Financial Officer subsequent to May 1, 1995, the entire severance obligation, inclusive of payroll taxes and related costs, aggregating approximately $647,600 is expected to be expensed as of the date of the officer's resignation.

NOTE 8:  COMMITMENTS AND CONTINGENCIES -

     Dade County Medicare Investigation:

     On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the search warrants, the Company engaged counsel who initiated a lawyer directed, internal investigation into its Medicare claims processing system and which was committed to the identification and elimination of any and all improprieties discovered in the course of such investigation. As of April 1995, twenty eight months have passed since execution of the search warrants and no charges have been brought against the Company, its officers or employees.

     On December 15, 1992, in what appears to have been an action related to the federal investigation, the Health Care Financing Administration ("HCFA"), through its fiscal intermediary, notified the Company of its decision to suspend reimbursement to the Company's South Florida Medicare offices. Such suspension of Medicare payments in South Florida was based, among other considerations, upon allegations of fraud arising from the federal investigation into claims that were submitted for Medicare services that were not rendered. The suspension related to all three of the Company's Medicare providers in South Florida, because all of the providers were part of the same legal entity, Hospital Staffing Services of Florida, Inc., a wholly-owned subsidiary of the Company. Management, however, believes that the alleged violations relate solely to the Dade County Medicare provider and that neither the suspension nor the federal investigation relates to any of the Company's operations in any of its other Florida offices or outside of Florida.

     While management of the Company had considered a reduction of its use of subcontracted services in its South Florida Medicare business prior to December 1992, because of circumstances arising from the investigation and suspension of payments, the Company, in late December 1992, downsized its offices in Dade, Broward and Monroe counties and terminated its subcontracting relationships with staffing providers in South Florida, which relationships management believes substantially gave rise to the federal investigation and suspension of Medicare payments.

     Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County at a substantial cost to the Company in anticipation of the reinstatement of Medicare payments. However, because the Company was still unable to reach consensus with HCFA regarding the reinstatement of Medicare payments to its South Florida operations, in February 1993 the Company effectively closed its South Florida Medicare offices, including the Palm Beach County Medicare office.

     On November 30, 1992 and based on information available to management at that time, the Company provided for estimated Medicare reimbursement disallowances for potentially non-reimbursable costs which were incurred during fiscal years 1992 and 1991 on subcontracted staffing in its now closed Dade County Medicare offices. Because of the investigation into Medicare practices by health care providers in South Florida and the related seizure of certain of the Company's records pursuant to federal search warrants in December 1992, the Company had been unable to complete the billing of a substantial amount of the Dade County visits made in 1992 and 1991. During fiscal 1993, the Company undertook an internal review program which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and performing a billing project. An objective of the internal review program was to bill the balance of the 1992 and 1991 visits, upon return of the Company's records that had previously been seized pursuant to the federal search warrants, within the context of the Dade County Medicare investigation. Additionally, the Company established parameters and guidelines, greater than those required by the Medicare program, to be followed during the billing project to insure that the visits were rendered and billable based on a detailed patient chart review.

     Based upon information which became available to management during the third quarter of fiscal 1993, which suggested that certain visits may not be billable for various reasons, including the expiration of certain administrative deadlines, at that time, the Company recorded additional estimated Medicare reimbursement disallowances related to the Dade County Medicare offices.

     In November 1994, the Company completed the billing project with respect to all visits not subject to a claim of untimely filing. While the majority of prior years claims were billed, certain prior year claims were not billed based upon the Company's determination from the results of its internal review program. The internal review program encompassed detailed patient chart reviews which included, among other tasks, visit verification by patients' doctors and other caregivers. Management at this time is unable to estimate when the ultimate outcome of the claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what the ultimate impact, if any, the outcome of these matters will have on the Company's consolidated condensed financial statements.

     The estimated settlement amounts due the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of February 28, 1995 is approximately $4.5 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare, as recorded in the accompanying consolidated condensed balance sheet as of February 28, 1995, are realizable at their recorded amount.

     Proposed Shareholder Class Action Suits:

     On October 13, 1992, a proposed class action suit was filed against the Company and certain of its officers and directors, and, as amended, the Company's independent certified public accountants (the "defendants") alleging violations of the Securities and Exchange Act of 1934. On March 19, 1993, the court denied without prejudice the defendants' motion to dismiss this action. On November 24, 1993, another proposed class action suit with nearly identical allegations was filed against the Company, certain of its officers and directors and the Company's independent certified public accountants. The defendants vigorously deny all allegations. To date, the Company has succeeded in staying the second shareholder action pending the outcome of the first suit. Pursuant to the provisions of Florida law and the Company's Articles of Incorporation and Bylaws, the named officers and directors are entitled to indemnity against any damages they may incur resulting from these suits.

     On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend the original class action, as well as its potential exposure to adverse judgement, against the amount of settlement that the plaintiff is seeking, agreed to a proposed settlement between the Company and legal counsel for the individual shareholders in the original class action suit. In this regard, a Stipulation of Settlement agreement was drafted which provides for a class period end date of November 30, 1993, the issuance of 700,000 shares of Common Stock and a cash payment. Should the Company's stock price exceed $2.00 per share on the valuation date specified in the agreement, the number of shares described above would be reduced to reflect the increased stock price. The agreement is subject to final negotiation and is subject to court approval, however, management believes it is probable the settlement will be accepted under its present or similar terms. It is expected that the second proposed class action will be dismissed if the court accepts the proposed settlement on the original action because the members of the proposed class in the second shareholder suit are encompassed within the proposed settlement class period of the original action. Accordingly, based on the estimated future value of the common stock issuance and cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal year ended November 30, 1994 consolidated statement of operations to accrue the estimated settlement liability. Since the proposed settlement is still subject to court approval and final negotiations with the plaintiff, including funding terms, the Company and its legal counsel are unable to determine the ultimate outcome of these proposed class action suits should the settlement not be accepted. Accordingly, except for the charge described above, no additional provision for any liability that may result from an unfavorable outcome or adjudication in connection with the proposed class action suits has been made.

     Directors and officers insurance policy proceeds of up to $1 million were available to fund legal fees and settlement or adverse judgement costs, as applicable. The Company received $900,000 of such insurance proceeds during 1993. As of February 28, 1995 and November 30, 1994, approximately $224,600 and $250,000 of the remaining insurance proceeds are being held in escrow and are restricted to usage on the shareholder suits and are included in Other assets in the accompanying consolidated condensed balance sheets, respectively.

     Other Litigation, Claims and Assessments:

     In the ordinary course of business, the Company is exposed to various claims, threats and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position and consolidated results of operations.

     Rents:

     The Company conducts a major portion of its operations from various leased office facilities.

     The Company had a ten year, non-cancelable operating lease agreement for its corporate office facility in Fort Lauderdale, Florida. In connection with the Company's sale of its California, New York and Arizona home health care operations, effective November 1, 1994, the Company terminated its old lease for the corporate office facility and simultaneously entered into a new lease agreement to reflect the reduction in needed space. In connection with this early termination the Company agreed to a penalty of $800,000 in exchange for the landlord's release of the Company from approximately $1.4 million in future minimum rentals. On

November 1, 1994, $100,000 of the penalty was paid. The $700,000 balance is due on November 1, 1995 and is payable in cash or in newly issued shares of common stock of the Company at the Company's election. The number of shares to be issued will be based upon the average closing price of the shares for the period from October 26 to October 31, 1995 provided that the minimum and maximum valuation shall be $1.00 and $3.00, respectively. As a result of the lease restructuring, the Company recorded a charge totaling approximately $400,000 for the termination penalty, net of the remaining pro rata future payments under the old lease during the fourth quarter of fiscal year ended November 30, 1994.

     Total rent expense for the three months ended February 28, 1995 and 1994 on the above and all other rentals, including HSSI HomeCare's branch facilities and nurses' housing for the Travel Nurse Group, was approximately $787,500 and $990,000, respectively.

     Future minimum lease payments under all of the Company's non-cancelable operating lease agreements as of February 28, 1995 are summarized as follows:

Fiscal Year                   Amount
- - ----------                    ------
1995                      $1,667,900
1996                         707,300
1997                         273,800
1998                         179,400
1999                         171,000
Thereafter                    25,500
                          ----------
  Total                   $3,035,000
                          ==========

     Termination and Benefits Agreements:

     The Company has agreements with certain of its key employees which provide for severance in the case of termination, stock option rights, and for the key employees to adhere to non-competition provisions. Such agreements generally provide for severance from three months up to two years dependent upon the employee involved. The maximum aggregate commitment for these agreements, including the Company's obligation to its Chief Financial Officer, whose severance entitlement is $630,000 (see Note 7 - Severance Obligations) would be approximately $1 million as of February 28, 1995, if all of the key employees were to be terminated without cause. Excluded from the above amount is the severance obligation to the Chief Executive Officer which was settled in January 1995 (see Note 7 - Severance Obligations).

     Self Insurance:

     The Company self insures its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but unreported claims is based upon its historical loss experience. As of February 28, 1995 and November 30, 1994, such reserves totaled approximately $2.6 million and $2.9 million, respectively, and are included as a component of Accrued expenses and other in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. As of February 28, 1995, management believes that the differences between actual losses to be incurred after February 28, 1995 related thereto and its recorded reserve estimates will not be material.

     Directors and Officers Indemnification Fund:

     On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the current directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund supplements proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. As of February 28, 1995 no funding has occurred, however, at the directors discretion, based upon the Company's future cash position and other factors as may be considered, funding of the $2 million or whatever is deemed reasonable at the time of funding may be made. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors and current and past officers in the indemnification fund.

NOTE 9:  LEGAL EXPENSES -

     The Company incurred legal expenses of $486,000 and $470,215 during its three months ended February 28, 1995 and 1994, respectively. In the ordinary course of business the Company is exposed to various claims, threats and legal proceedings.

     During the three months ended February 28, 1995, in addition to normal recurring legal costs, the Company continued to incur costs related to a South Florida Medicare investigation and proposed shareholder class action suits (see
Note 8).

NOTE 10:  NET REVENUE FROM SERVICES -

     While the Company does not, in all cases, track revenue by payor source, management estimates the Company's breakdown of net revenue by type of service and payor source for the three months ended February 28, 1995 and 1994 were as follows:

Home Health Care                     1995             1994
- - ----------------                     ----             ----
Medicare                              56%              49%
Medicaid                               7%              15%
Insurance Carriers                     5%               5%
Private (Individuals)                  5%               7%
Contract                               6%               8%

Travel Nurse
- - ------------
Hospitals                             21%              16%
                                     ---              ---
                                     100%             100%
                                     ===              ===

NOTE 11:  CONCENTRATION OF CREDIT RISK -

     The Company provides services to customers located in the U.S. Virgin Islands which are owned by the government of the U.S. Virgin Islands. Sales to these customers accounted for approximately 10.5% and 6.5% of consolidated net revenue from services for the three months ended February 28, 1995 and 1994, respectively. Outstanding accounts receivable were approximately $2.8 million and $2.2 million as of February 28, 1995 and November 30, 1994, respectively, and are included in trade accounts receivable in the accompanying consolidated balance sheets. As of April 5, 1995, approximately $2.6 million of the February 28, 1995 outstanding receivable balance from these customers remained unpaid of which approximately $1.2 million has been outstanding for greater than 180 days. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic hospital customer base. However, management believes such balances are realizable at their recorded amounts. Accordingly, no allowance for doubtful accounts has been recorded related to the outstanding receivable.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               February 28, 1995


LIQUIDITY AND CAPITAL RESOURCES -

     Prior to its acquisition of Continental, the Company funded its growth internally and through net proceeds of $9,036,000 from two public offerings. In order to finance a portion of the acquisition costs of Continental and CarePoint in July 1990 and February 1991, respectively, and to satisfy related future working capital requirements the Company became a borrower under a line of credit, term note and term loan.

     In April 1992, the Company obtained a $13.5 million line of credit primarily to meet its projected increased working capital needs in response to the significant internal growth achieved on the acquired businesses, to retire the then remaining outstanding current and non-current portions of the term note and term loan and to provide a $1.5 million standby letter of credit for the Company's self- funded workers' compensation program. The line of credit, which matured on May 5, 1993, required monthly interest payments equal to the bank's prime rate, borrowings to be secured by trade accounts receivable and all other amounts owing to the Company, and the Company adhering to certain financial covenants.

     At November 30, 1992 the Company, as a result of its fourth quarter financial results, which included a provision for estimated Medicare reimbursement disallowances on costs incurred on subcontracted staffing in its Dade County Medicare offices, was in default with certain of the credit facility's financial covenants. Such covenants related to tangible net worth, debt to tangible net worth ratio and annualized debt service coverage ratio. Waivers for such non-compliance were not obtained. In an action related to the December 3, 1992 federal investigation, the Medicare program suspended reimbursement to the Company's South Florida Medicare offices. Because the Company believed it was in full compliance with the Medicare program and its license was not revoked, upon advice from its legal counsel, the Company continued to operate its South Florida Medicare offices at a substantial cost (such operations generated approximately $30 million in sales) in anticipation of the reinstatement of Medicare payments. In continuing these operations the Company borrowed substantial sums under its line of credit and simultaneously created large accounts receivables from the Medicare program. After a few months of continuing operations in the South Florida Medicare offices, the Company was still unable to reach agreement with the Medicare program to reinstate the Medicare payments. The lender, soon thereafter, notified the Company that it was discontinuing the credit facility and required all amounts of indebtedness then outstanding, approximately $10 million, to be immediately due and payable. In response thereto, the Company closed all remaining South Florida Medicare operations and agreed to installment payments until a new lender could be found.

     On the scheduled May 5, 1993 maturity date of the existing credit facility, the Company had yet to find another lender but was able to enter into a Loan Modification and Extension Agreement (the "Agreement") with its bank, as amended on June 2, 1993, to extend the maturity date of the credit facility, inclusive of a $1.5 million standby letter of credit, to September 5, 1993. The Agreement also modified the terms of the line of credit by converting it into a term loan in an amount equal to the then outstanding borrowings of $8.1 million. The term loan, bearing interest payable monthly, at prime rate plus two percent per annum, required a $650,000 principal payment at closing and semi-monthly principal payments to the bank of $150,000 beginning May 20, 1993 until maturity on September 5, 1993 at which time the remaining outstanding principal balance would become due. The Agreement also modified the previous financial covenants and simultaneously placed the Company in full compliance with all such covenants as of the modification date. In consideration for the Agreement the bank was granted additional collateral which, together with the trade accounts receivable and all other amounts owing to the Company previously encumbered, constituted all assets of the Company. In order to meet the required installments, the Company halted all growth it was currently experiencing, reduced its costs and employed other techniques as was necessary to generate positive cash flow.

     In June 1993, the Company received $480,000 in proceeds from secured loans bearing interest at eleven percent per annum from two of its officers to partially fund an arbitration agreement settlement (See Note 8 to the consolidated condensed financial statements). These loans were repaid in full on September 3, 1993 from proceeds from the new revolving line of credit (see below).

     Prior to the September 5, 1993 maturity date of the term loan with its bank, on August 23, 1993 the Company obtained a three year $15 million revolving line of credit with a commercial finance company. The credit facility bears interest at prime plus two percent per annum, payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable as defined. A portion of the proceeds from this new credit facility was immediately used to retire the then remaining outstanding indebtedness with the Company's prior lender. Subsequent to August 23, 1993 and for the next several months of fiscal 1993, the Company continued its strategy of halted growth and operational restructuring in order to remain cash flow positive and dramatically brought down the outstanding borrowings with its new lender. After substantially all operational restructuring which could take place to generate positive cash flow did take place, the Company changed course to a strategy of maintaining the smaller base of business which it had managed to retain.

     The present credit facility includes up to $3.5 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of February 28, 1995 the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As the definition of eligible accounts receivable is strict, the Company's borrowing capacity is extremely limited. As of February 28, 1995 approximately $377,000 was available for additional borrowing under the line of credit. This amount fluctuates daily consistent with the revolving nature of the facility.

     Outstanding principal borrowings under the present credit facility were $59,704 as of February 28, 1995.

     Due to the large loss incurred by the Company in the fourth quarter of fiscal year ended November 30, 1994, the Company was in violation of certain covenants of the credit facility, including the covenant relating to maintenance of a minimum tangible net worth. Waivers for the covenant violations through November 30, 1995 were obtained on March 13, 1995.

     For the reasons set forth above, and other reasons as set forth in the March 13, 1995 report of Independent Certified Public Accountants, such accountants have modified their report on the Company's 1994 consolidated financial statements to call attention to the possible inability of the Company to continue as a going concern.

     While management believes that the present credit facility is generally adequate to meet the Company's working capital needs in the absence of slow collections of accounts receivable, the present facility is not adequate to provide for any significant liabilities that may arise (see paragraph below) or for growth, internally or by acquisition. Accordingly, the Company is exploring ways to raise additional capital through a number of means including private placement of debt, issuance of preferred and/or common stock and/or the sale of certain of the Company's remaining operating units in part or in whole. In the absence of raising additional capital, management believes that, subject to timely collections of accounts receivable and/or obtaining adequate extended payment terms with its creditors, the Company has the ability to fund its current level of activities through cash generated from continuing operations and that its focus would be on attempting to achieve profitability through operating efficiencies. If, however, the above does not occur and/or significant contingencies become commitments and, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

     Periodically, the Company has estimated settlements due to Medicare. The estimated settlement amounts due are the result of interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and also includes revisions by certain intermediaries of the Company's reported reimbursable costs after their reviews or audits of the Company's cost report filings. Such amounts are presented as a reduction of estimated settlements due from Medicare in the accompanying consolidated balance sheet. Management's plans to fund such settlements as they become due include negotiating extended payment plans and incurring additional borrowings under the existing credit facility, if available, or any of the capital raising strategies discussed in the paragraph above, however, there are no assurances that the Company will be able to do so. As of February 28, 1995 the Company had no amounts due under notification from the Medicare program's fiscal intermediaries.

     In addition to external sources, the Company generates or uses cash in its operating activities. Net cash provided by (used in) operating activities was ($471,214) and $445,923 for the three months ended February 28, 1995 and 1994.

     In addition to cash flow from operating activities the Company's overall cash position can be significantly affected by its investing and financing activities. Significant investing activities during the quarter ended February 28, 1995 consisted of liquidating the Company's short-term investments to satisfy cash flow requirements. Financing activities principally consisted of net repayments of outstanding borrowings under the $15 million line of credit.

     As of February 28, 1995, the Company had approximately $5.9 million of working capital and approximately $899,000 of cash, cash equivalents and short-term investments. The ratio of current assets to current liabilities at February 28, 1995 was 1.4 to 1. As of February 28, 1995, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, settlement of the two shareholder suits, severance obligations to former officers and an amount due to the Chairman and Chief Executive Officer (see Notes 7 and 8 to the consolidated condensed financial statements).


RESULTS OF OPERATIONS -
THREE MONTHS ENDED FEBRUARY 28, 1995 COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1994

     Net revenue for the first quarter ended February 28, 1995 decreased approximately $7.6 million (35.5%) from net revenue for the quarter ended February 28, 1994. As expected, this decrease is primarily attributable to the sale of the Company's California, New York and Arizona home health care operations which occurred effective August 31, 1994. In addition, revenue for the Travel Nurse Group declined slightly due to less demand for contract nursing staff in serviced hospitals.

     The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits.

     The Company's gross margin of approximately 35.6% for the quarter ended February 28, 1995 remained relatively consistent from approximately 36.5% for the comparable quarter of 1994. The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors varies due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.


     Selling, general and administrative expenses remained relatively consistent as a percentage of revenue at approximately 35.0 % during the first quarter of 1994 compared to approximately 34.6% during the first quarter of 1995.

     Interest and other income (expense), net, was approximately $69,000 lower during the quarter ended February 28, 1995 compared with the quarter ended February 28, 1994 primarily as a result of lower average outstanding borrowings under the Company's credit facility in the quarter ended February 28, 1995.

     The effective tax rate for the provision for income taxes during the quarter ended February 28, 1995 differs from the statutory tax rate as a result of state and foreign (U.S. Virgin Islands) income tax provisions and certain financial statement expenses not deductible for tax purposes.

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires, among other things, recognition of future tax benefits as an asset. To the extent that realization of such benefits is more likely than not, these future tax benefits have been measured using enacted tax rates and are attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities, and to net operating loss and foreign tax credit carryforwards. Under the provisions of SFAS No. 109, the Company elected not to restate prior years' consolidated financial statements. The cumulative effect of adoption was to increase first quarter fiscal year 1994 earnings by $162,000 as management assessed the realization of this amount of the available gross deferred tax asset to be more likely than not. The valuation allowance at December 1, 1993 was established at an amount equal to 75% of the federal and 100% of the state net operating loss carryforwards. The valuation allowance is subject to continual review and, as such, may be increased or decreased as substantive information becomes available about the Company's ability to generate sufficient future taxable income to realize the deferred tax assets. During the fourth quarter of 1994, due to the Company's recurring losses and other matters discussed in Note 2, management no longer was of the belief that the future realizability of the net deferred tax asset was more likely than not. Consequently, at November 30, 1994, the valuation allowance was increased so that the net deferred tax asset was fully reserved resulting in an increase in the income tax provision of approximately $2.1 million in the fiscal year ended 1994 consolidated statement of operations.

     As of February 28, 1995, the Company has available Federal and state net operating loss carryforwards totaling approximately $4.0 million and $12.1 million, respectively, expiring through 2009. Additionally, as of this same date, the Company has available a foreign tax credit carryforward of approximately $285,000, expiring in 2000.

                        HOSPITAL STAFFING SERVICES, INC.
                          PART II - OTHER INFORMATION
                               February 28, 1995


ITEM 1.   LEGAL PROCEEDINGS

          See Note 8 and Note 9 to the Notes to Consolidated Condensed Financial Statements. See also "ITEM 3 - LEGAL PROCEEDINGS" which is incorporated  by reference  from the  Company's  Annual Report in Form
          10-K for the fiscal year ended November 30, 1994 filed with the Securities and Exchange Commission on March 14, 1995.

ITEM 2.   CHANGES IN SECURITIES

          None.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (1) Modification Agreement between Hospital Staffing Services, Inc. and Warren A. Marmorstein dated March 31, 1995.

               (2)  Promissory Note between Hospital Staffing
                    Services, Inc., as Maker, and Warren A. Marmorstein, as Holder, dated March 31, 1995.

          (b)  Reports - None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.

/s/ RONALD A. CASS
    --------------
By:                           Ronald A. Cass, Chairman of the Board
                              and Chief Executive Officer
                              Date

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                     TITLE                              DATE

/s/ RONALD A. CASS
    --------------------      Chairman of the Board,             April 13, 1995
Ronald A. Cass                Chief Executive Officer
                              and President (Principal
                              Executive Officer)
/s/ WARREN A. MARMORSTEIN
    ---------------------     Chief Financial and                April 13, 1995
Warren A. Marmorstein         Administrative Officer,
                              Senior Vice President,
                              Treasurer and Secretary
                              (Principal Financial and
                              Accounting Officer)

/s/ RODERICK C. DICKINSON
    ---------------------     Director                           April 13, 1995
Roderick C. Dickinson

/s/ WILLIAM F. MCCONNELL
    ---------------------     Director                           April 13, 1995
William F. McConnell

/s/ HECTOR L. ZIPEROVICH
    ---------------------     Director                           April 13, 1995
Hector L. Ziperovich, M.D.