Form 10-Q
period 1995-05-31
HOSPITAL STAFFING SERVICES INC
filed 1995-07-13
CIK 731625

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   _________

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

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

                     6245 NORTH FEDERAL HIGHWAY, SUITE 400
                      FORT LAUDERDALE, FLORIDA 33308-1900
                    (Address of principal executive offices)

                                (305) 771 - 0500
               Registrant's telephone number, including area code

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No __

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes __ No __

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
5,649,770 shares of Common Stock, $.001 par value, outstanding at July 13, 1995.
===============================================================================

       HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                            FORM 10-Q

                       TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets

   Consolidated Condensed Statements of Operations

   Consolidated Condensed Statements of
     Stockholders' Equity

   Consolidated Condensed Statements of Cash Flows

   Notes to Consolidated Condensed Financial
      Statements

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations

PART II - OTHER INFORMATION AND SIGNATURES

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        MAY 31, 1995 AND NOVEMBER 30, 1994

                                 ASSETS
                                 ------
                                                 MAY 31,      NOVEMBER 30,
                                                  1995            1994
                                              -----------     -----------
                                               (Unaudited)
CURRENT ASSETS:

  Cash and cash equivalents                    $1,847,877        $516,770
  Short-term investments                                -       1,148,729
  Trade accounts receivable, less allowance
   for doubtful accounts of $1,531,600
   and $2,345,598, respectively                 6,245,862       7,554,155
  Estimated settlements due from Medicare       9,476,581      10,120,218
  Prepaid expenses and other                      386,839         249,904
  Amounts due from officers/directors             122,769         240,781
  Income taxes receivable                         171,147         212,042
  Other                                           594,979         785,360
                                              -----------     -----------
      Total current assets                     18,846,054      20,827,959
                                              -----------     -----------

NON-CURRENT ASSETS:

PROPERTY AND EQUIPMENT, at cost                 3,731,900       3,537,469
  Less:  Accumulated depreciation              (2,565,347)     (2,282,793)
                                              -----------     -----------
       Net property and equipment               1,166,553       1,254,676
                                              -----------     -----------
INTANGIBLES RELATED TO BUSINESSES
  ACQUIRED                                      2,160,016       2,022,183
NON-COMPETITION AGREEMENTS                        479,426         551,544
                                              -----------     -----------
  Total intangibles                             2,639,442       2,573,727
  Less:  Accumulated amortization                (632,711)       (759,725)
                                              -----------     -----------
       Net Intangibles                          2,006,731       1,814,002
                                              -----------     -----------
DEPOSITS AND OTHER ASSETS                         313,493         516,512
                                              -----------     -----------
       Total non-current assets                 3,486,777       3,585,190
                                              -----------     -----------
       Total assets                           $22,332,831     $24,413,149
                                              ===========     ===========

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED BALANCE SHEETS-(Continued)
                       MAY 31, 1995 AND NOVEMBER 30, 1994

                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------

                                                 MAY 31,      NOVEMBER 30,
                                                  1995            1994
                                                 ------       ------------
                                               (Unaudited)

CURRENT LIABILITIES:

  Accounts payable                             $4,939,535      $5,744,272
  Line of credit payable                                -         304,912
  Accrued payroll and payroll taxes             2,161,482       2,473,643
  Accrued expenses and other                    4,357,334       5,594,163
  Notes payable (Notes 3 & 7)                     555,130         156,000
  Lease settlement (Note 8)                       700,000         700,000
  Income taxes payable                            280,253         561,245
                                              -----------      ----------
      Total current liabilities                12,993,734      15,534,235
                                              -----------      ----------

NON-CURRENT LIABILITIES

Notes payable (Notes 3 & 7)                     1,118,893         844,000
                                              -----------      ----------
      Total non-current liabilities             1,118,893         844,000
                                              -----------      ----------
      Total liabilities                        14,112,627      16,378,235
                                              -----------      ----------

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
Preferred Stock - $.001 par value;
 5,000,000 shares authorized;
 none issued and outstanding                            -               -

Common stock- $.001 par value;
 20,000,000 shares authorized;
 5,649,770 shares
 issued and outstanding                             5,650           5,650

Additional paid-in capital                     21,292,087      21,292,087

Accumulated deficit                           (13,077,533)    (13,262,823)
                                              -----------      ----------
       Total stockholders' equity               8,220,204       8,034,914
                                              -----------      ----------
Total liabilities and
 stockholders' equity                         $22,332,831     $24,413,149
                                             ============     ===========



   The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994 AND
             FOR THE SIX MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                                  (UNAUDITED)


                                                            THREE MONTHS ENDED MAY 31,      SIX MONTHS ENDED MAY 31,
                                                               1995            1994            1995          1994
                                                            -----------   -----------       -----------  ------------
NET REVENUE FROM SERVICES                                   $14,860,176   $21,016,350       $28,571,908   $42,279,295

COST OF SERVICES:
  PROFESSIONAL SALARIES AND PAYROLL TAXES                     7,391,322    12,334,609        14,823,716    24,200,453
  OTHER PROFESSIONAL EXPENSES                                 1,410,833     1,575,511         2,812,082     3,209,944
                                                            -----------   -----------       -----------  ------------

  TOTAL COST OF SERVICES                                      8,802,155    13,910,120        17,635,798    27,410,397
                                                            -----------   -----------       -----------  ------------
GROSS MARGIN                                                  6,058,021     7,106,230        10,936,110    14,868,898

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  ALL OTHER EXPENSES                                          1,727,232     4,828,119         3,302,124     7,600,612
  SALARIES AND PAYROLL TAXES                                  3,154,143     4,607,887         5,833,352     8,807,631
  LEGAL EXPENSES (NOTE 9)                                       370,652       364,829           856,666       835,045
  SEVERANCE OBLIGATION (NOTE 7)                                 646,724       309,768           646,724       309,768
                                                            -----------   -----------       -----------  ------------
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES            5,898,751    10,110,603        10,638,866    17,553,056
                                                            -----------   -----------       -----------  ------------

INCOME (LOSS) FROM OPERATIONS                                   159,270    (3,004,373)          297,244    (2,684,158)
                                                            -----------   -----------       -----------  ------------
INTEREST AND OTHER INCOME (EXPENSE):
 INTEREST EXPENSE                                               (52,910)     (123,053)         (140,467)     (245,560)
 INTEREST INCOME                                                 16,085        21,011            33,754        34,547
 OTHER INCOME, NET                                               37,750       174,018            70,759       177,522
                                                            -----------   -----------       -----------  ------------

 TOTAL INTEREST AND OTHER INCOME (EXPENSE)                          925        71,976           (35,954)      (33,491)
                                                            -----------   -----------       -----------  ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 160,195    (2,932,397)          261,290    (2,717,649)

PROVISION (BENEFIT) FOR INCOME TAXES                             38,000      (100,000)           76,000             -
                                                            -----------   -----------       -----------  ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
  EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    122,195    (2,832,397)          185,290    (2,717,649)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                 -             -                 -       162,000
                                                            -----------   -----------       -----------  ------------
 NET INCOME (LOSS)                                             $122,195   ($2,832,397)         $185,290   ($2,555,649)
                                                            ===========   ===========       ===========  ============

PRIMARY EARNINGS (LOSS) PER COMMON AND
 COMMON SHARE EQUIVALENT
  CONTINUING OPERATIONS                                           $0.02        ($0.50)            $0.03        ($0.48)
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE               -             -                 -          0.03
                                                            -----------   -----------       -----------  ------------
                                                                  $0.02        ($0.50)            $0.03        ($0.45)
                                                            ===========   ===========       ===========  ============
FULLY DILUTED EARNINGS (LOSS) PER COMMON AND
 COMMON SHARE EQUIVALENT
  CONTINUING OPERATIONS                                           $0.02        ($0.50)            $0.03        ($0.48)
   CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              -             -                 -          0.03
                                                            -----------   -----------       -----------  ------------
                                                                  $0.02        ($0.50)            $0.03        ($0.45)
                                                            ===========   ===========       ===========  ============
WEIGHTED AVERAGE COMMON AND COMMON
 SHARE EQUIVALENTS OUTSTANDING:
   PRIMARY                                                    5,649,770     5,646,020         5,649,770     5,646,020
                                                            ===========   ===========       ===========  ============

   FULLY DILUTED                                              5,649,770     5,646,020         5,649,770     5,646,020
                                                            ===========   ===========       ===========  ============


     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.


               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED NOVEMBER 30, 1994 AND
                   FOR THE SIX MONTHS ENDED MAY 31, 1995


                                                     COMMON STOCK
                                             -------------------------
                                              NUMBER OF                       ADDITIONAL
                                               SHARES                          PAID-IN             ACCUMULATED
                                             OUTSTANDING       AMOUNT          CAPITAL               DEFICIT
                                            -----------       -------         -----------          -----------
BALANCE, November 30, 1993                    5,646,020        $5,646         $21,278,966          ($2,008,300)

  Exercise of warrants                            3,750             4              13,121                    -

  Net Loss                                            -             -                   -          (11,254,523)
                                            -----------       -------         -----------          -----------

BALANCE, November 30, 1994                    5,649,770         5,650          21,292,087          (13,262,823)

  Net Income                                          -             -                   -              185,290
                                            -----------       -------         -----------          -----------

BALANCE, May 31, 1995 (Unaudited)             5,649,770        $5,650         $21,292,087         ($13,077,533)
                                            ===========       =======         ===========          ===========


     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED MAY 31, 1995 AND MAY 31, 1994
                                  (UNAUDITED)

                                                                          1995          1994
                                                                     -----------     -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net income (loss)                                                    $185,290     ($2,555,649)
                                                                     -----------     -----------

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation and amortization                                     354,494         737,662
       Provision for losses on accounts receivable                       153,673       1,826,242
       Loss on disposal and retirement of property and equipment           5,380          24,952
       Write-off of intangibles related to businesses acquired, net            -          61,933
       Severance obligation (Note 7)                                     630,000         310,000
       Changes in assets and liabilities
        net of effects of acquisition of Tri-Therapy:
         (Increase) decrease in assets -
           Trade accounts receivable                                   1,079,620      (1,392,127)
           Estimated settlements due from Medicare                       643,637       2,015,484
           Prepaid expenses and other current assets                    (136,935)        (65,124)
           Amounts due from officers/directors                            18,012          (7,617)
           Income taxes receivable                                        40,895         524,389
           Deposits and other assets                                     387,729        (116,660)
         Increase (decrease) in liabilities -
           Accounts payable                                             (804,737)       (447,807)
           Accrued payroll and payroll taxes                            (312,161)        110,544
           Accrued expenses and other                                 (1,236,829)        221,190
           Income taxes payable                                         (280,992)              -
                                                                     -----------     -----------
           Total adjustments                                             541,786       3,803,061
                                                                     -----------     -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                727,076       1,247,412
                                                                     -----------     -----------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
   Sale of short-term investments, net                                 1,148,729       1,000,000
   Capital expenditures                                                 (148,159)        (77,709)
                                                                     -----------     -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                              1,000,570         922,291
                                                                     -----------     -----------
CASH FLOWS USED BY FINANCING ACTIVITIES:
   Line of credit borrowings                                          29,959,000      42,857,000
   Line of credit repayments                                         (30,263,912)    (44,657,444)
   Notes payable                                                         (91,627)              -
   Nonemployee compensation relating to warrant grant                          -          13,088
                                                                     -----------     -----------
NET CASH USED BY FINANCING ACTIVITIES                                   (396,539)     (1,787,356)
                                                                     -----------     -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              1,331,107         382,347

   Cash and cash equivalents at beginning of period                      516,770       1,280,545
                                                                     -----------     -----------
   Cash and cash equivalents at end of period                         $1,847,877      $1,662,892
                                                                     ===========     ===========

Supplemental Cash Flow Disclosures:
   Cash paid:     Income Taxes                                          $226,048        $259,761
                  Interest                                              $137,978        $222,202


      The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 1995
                                  (UNAUDITED)

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES -

     The accounting policies followed by Hospital Staffing Services, Inc. and subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented. Certain amounts in the accompanying consolidated 1994 financial statements have been reclassified to conform to the 1995 presentation.

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

NOTE 2:  GOING CONCERN -

     The Company has suffered recurring losses from operations for the past three fiscal years and as of fiscal year ended November 30, 1994 was in violation of certain credit facility covenants, waivers for which were obtained through November 30, 1995 on March 13, 1995. Additionally, while the Company's negative cash flow has improved during the second quarter as a result of increases in collection activity and restructuring of its North Eastern home care operations, the Company still projects negative cash flow in fiscal 1995 primarily as a result of funding of prior years' recorded liabilities, slow collections of certain customer accounts and loss contingencies that are, in part, expected to mature over the next twelve months. In addition, as more fully described in Note 8 to the consolidated condensed financial statements, the Company is subject to additional contingencies, the outcome of which may have a material impact on the Company's results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans to overcome the above, certain of which have been implemented, consists of restructuring its operations to become profitable, further enhancing collection efforts on slow paying accounts, obtaining payment terms beneficial to the Company and its vendors as necessary, negotiating extended repayment for estimated settlements which may need to be paid to the Medicare program, managing the contingencies described in Note 8 to the consolidated condensed financial statements to successful resolution, seeking merger and/or acquisition partners, and lastly, raising additional capital. The Company is presently exploring ways to raise the additional capital through a number of means including developing additional borrowing eligibility under its existing credit facility, private placement of debt, issuance of preferred and/or common stock. Under certain conditions the Company may consider the sale of certain of the Company's remaining operating units in part or in whole.

NOTE 3:  ACQUISITIONS AND DIVESTITURES -

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

NOTE 4:  DEBT -

     On August 23, 1993, the Company obtained a three year $15 million revolving line of credit with a commercial finance company to replace its prior credit facility with a bank. The present credit facility bears interest at prime (9.0% at May 31, 1995) plus 2% per annum payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable.

     The present credit facility includes up to $3.5 million to secure a workers' compensation standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of May 31, 1995, the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As of May 31, 1995, approximately $528,000 was available for additional borrowing under the line of credit.

     As of May 31, 1995, there were no outstanding principal borrowings under the credit facility. As of November 30, 1994 and May 31, 1995, the Company was not in compliance with the financial covenant relating to maintenance of a minimum tangible net worth and a second covenant relating to a prohibition against entering into a consulting agreement with a director of the Company. Waivers from its lender for the covenant violations through November 30, 1995 were obtained on March 13, 1995.

NOTE 5:  STOCKHOLDERS' EQUITY -

     No stock options were granted or exercised during the six months ended May 31, 1995 under any of the Company's stock option plans.

     In connection with the Chief Financial Officer's resignation from the Company on May 1, 1995, see Note 7, the Board of Directors waived for the Chief Financial Officer the provision of the Company's 1990 Stock Option Plan which provided for a ninety day expiration date from the date of termination for the exercise of all stock options previously granted. The exercise prices of the previously granted stock options, which can be exercised for 100,000 shares of common stock on May 1, 1995, were in excess of the fair market value of the Company's common stock on this date.

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

NOTE 7:  SEVERANCE OBLIGATIONS -

     Upon termination in October, 1992 the Company incurred a severance obligation to a previous officer of approximately $900,000. Such amount was expensed as of the date of the October termination. As of May 31, 1995 and November 30, 1994, the Company's remaining unpaid obligation was approximately $12,100 and $166,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying consolidated condensed balance sheets.

      Upon termination in May, 1994 the Company incurred a severance obligation to a previous officer of approximately $310,000. Such amount was expensed as of the date of the May termination. As of May 31, 1995 and November 30, 1994, the Company's remaining unpaid obligation was approximately $61,900 and $186,000, respectively, and is included in accrued payroll and payroll taxes in the accompanying consolidated condensed balance sheets.

     On December 30, 1994, the Company and its Chairman and Chief Executive Officer entered into an agreement to modify the Termination and Benefits Agreement dated June 1, 1991. In lieu of the Company's future obligation to the Chief Executive Officer of between three and five years of base salary and certain benefits (as defined), totaling approximately $1.2 - $2 million, which would result from a termination of the Chief Executive Officer upon his resignation or dismissal by the Company without cause, respectively, the Company and the Chief Executive Officer agreed to currently settle the future obligation for $1 million. Such amount was charged to fiscal year ended November 30, 1994's consolidated statement of operations as the Board of Directors had effectively approved the terms of the agreement as of that date. Also, in connection with this agreement, effective on January 1, 1995, the Chief Executive Officer's base salary was reduced from $330,000 to $175,000 per year.

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

     In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer (see Note 3), $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. The remaining obligation of $715,000 is being satisfied through installment payments under a promissory note dated January 13, 1995. The promissory note requires monthly installments of $13,000 plus accrued interest at prime rate per annum from the date of the agreement for a period of 55 months. The promissory note provides for acceleration of the balance due to be immediately payable to the Chief Executive Officer upon the Company's default of a scheduled monthly payment. In the absence of an event constituting acceleration, as of May 31, 1995, the Company's future obligation under the amount due the officer was approximately as follows:

          Obligation                     Amount
          ----------                    --------
          Total                         $649,600

          Less current portion          (156,000)
                                        --------
          Non-current portion           $493,600
                                        ========

     On March 31, 1995, the Company's Chief Financial Officer accepted the conditions imposed upon him by the Company's Board of Directors with respect to the Company's severance obligation due him. Upon his resignation on May 1, 1995, the Company incurred a severance obligation in the amount of $630,000.

     In connection with the Chief Financial Officer's resignation the Board of Directors waived the provision of the Company's 1990 Stock Option Plan which provided for a ninety day expiration date from the date of termination for the exercise of stock options previously granted to the Chief Financial Officer (see
Note 5.) The entire severance obligation, inclusive of payroll taxes and related costs, aggregating approximately $647,600 was expensed as of the date of the officer's resignation. The obligation of $630,000 is being satisfied through a promissory note dated May 31, 1995 requiring 24 monthly installments of $26,250 from the date of the agreement. The promissory note provides for acceleration of the balance due upon the Company's default of a scheduled monthly payment. In the absence of an event constituting acceleration, as of May 31, 1995, the Company's future obligation under the amount due the officer was approximately as follows:

          Obligation                     Amount
          ----------                    --------

          Total                         $603,750

          Less current portion          (315,000)
                                        --------

          Non-current portion           $288,750
                                        ========


NOTE 8:  COMMITMENTS AND CONTINGENCIES -

     Dade County Medicare Investigation:

     On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the search warrants, the Company engaged counsel who initiated a lawyer directed, internal investigation into its Medicare claims processing system and which was committed to the identification and elimination of any and all improprieties discovered in the course of such investigation. As of June 1995, thirty (30) months have passed since execution of the search warrants and no charges have been brought against the Company, its officers or employees.

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

     On November 30, 1992 and based on information available to management at that time, the Company provided for estimated Medicare reimbursement disallowances for potentially non-reimbursable costs which were incurred during fiscal years 1992 and 1991 on subcontracted staffing in its now closed Dade County Medicare offices. Because of the investigation into Medicare practices by health care providers in South Florida and the related seizure of certain of the Company's records pursuant to federal search warrants in December 1992, the Company had been unable to complete the billing of a substantial amount of the Dade County visits made in 1992 and 1991. During fiscal 1993, the Company undertook an internal review program which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and performing a billing project. An objective of the internal review program was to bill the balance of the 1992 and 1991 visits, upon return of the Company's records that had previously been seized pursuant to the federal search warrants, within the context of the Dade County Medicare investigation. Additionally, the Company and its attorneys established parameters and guidelines, greater than those required by the Medicare program, to be followed during the billing project to insure that the visits were rendered and billable based on a detailed patient chart review.

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

     The estimated settlement amounts due the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of May 31, 1995 is approximately $4.5 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare, as recorded in the accompanying consolidated condensed balance sheet as of May 31, 1995, are realizable at their recorded amount.

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

     On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend the original class action, as well as its potential exposure to adverse judgement, against the amount of settlement that the plaintiff was seeking, agreed to a proposed settlement between the Company and legal counsel for the individual shareholders in the original class action suit. The Stipulation of Settlement which provides for a class period end date of November 30, 1993, the issuance of 700,000 shares of Common Stock and a cash payment. Accordingly, based on the estimated future value of the common stock issuance and cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal year ended November 30, 1994 consolidated statement of operations to accrue the estimated settlement liability. At a June 30, 1995 hearing, the court approved the settlement and ordered the dismissal of the claims of all class members against the Company and the other defendants as described in the Stipulation of Settlement. The time to appeal the court's ruling expires July 31, 1995. There had been no objections to the settlement raised at the district court level. It is expected that the second proposed class action will be dismissed because the members of the proposed class in the second shareholder suit are encompassed within the settlement class period of the original action. No additional provision for any liability that may result from any successful challenge to the court approved settlement, or a change in the estimated fair market value of the stock at a future distribution date has been recorded.

     Directors and officers insurance policy proceeds of up to $1 million were available to fund legal fees and settlement or adverse judgement costs, as applicable. The Company received $900,000 of such insurance proceeds during 1993. As of May 31, 1995 and November 30, 1994, approximately $71,800 and $250,000 of the remaining insurance proceeds are being held in escrow and are restricted to usage on the shareholder suits and are included in Other Assets in the accompanying consolidated condensed balance sheets, respectively.

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

     The Company had a ten year, non-cancelable operating lease agreement for its corporate office facility in Fort Lauderdale, Florida. In connection with the Company's sale of its California, New York and Arizona home health care operations, the Company terminated, effective November 1, 1994, its old lease for the corporate office facility and simultaneously entered into a new lease agreement to reflect the reduction in needed space. In connection with this early termination the Company agreed to a penalty of $800,000 in exchange for the landlord's release of the Company from approximately $1.4 million in future minimum rentals. On November 1, 1994, $100,000 of the penalty was paid. The $700,000 balance is due on November 1, 1995 and is payable in cash or in newly issued shares of common stock of the Company at the Company's election. The number of shares to be issued will be based upon the average closing price of the shares for the period from October 26 to October 31, 1995 provided that the minimum and maximum valuation shall be $1.00 and $3.00, respectively. As a result of the lease restructuring, the Company recorded a charge totaling approximately $400,000 for the termination penalty, net of the remaining pro rata future payments under the old lease during the fourth quarter of fiscal year ended November 30, 1994.

     Total rent expense for the six months ended May 31, 1995 and 1994 on the above and all other rentals, including HSSI HomeCare's branch facilities and nurses' housing for the Travel Nurse Group, was approximately $1,532,000 and $1,936,000, respectively.

     Future minimum lease payments under all of the Company's non-cancelable operating lease agreements as of May 31, 1995 are summarized as follows:

               Fiscal Year     Amount
               -----------     ------
               1995          $1,329,000
               1996             641,100
               1997             264,300
               1998             179,400
               1999             171,000
               Thereafter        25,500
                             ----------
                 Total       $2,610,300
                             ==========


     Termination and Benefits Agreements:

     Apart from the severance obligations discussed in Note 7, the Company has agreements with certain other of its key employees which provide for severance in the case of termination. Such agreements generally provide for severance from three to six months dependent upon the employee involved. The maximum aggregate commitment for these agreements would be approximately $450,000 as of May 31, 1995, if all of the key employees were to be terminated without cause.

     Self Insurance:

     The Company self insures its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but unreported claims is based upon its historical loss experience.

As of May 31, 1995 and November 30, 1994, such reserves totaled approximately $2.7 million and $2.9 million, respectively, and are included as a component of Accrued Expenses and Other in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. As of May 31, 1995, management believes that the differences between actual losses to be incurred after May 31, 1995 related thereto and its recorded reserve estimates will not be material.

     Directors and Officers Indemnification Fund:

     On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the current directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund supplements proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. As of May 31, 1995 no funding has occurred, however, at the directors discretion, based upon the Company's future cash position and other factors as may be considered, funding of the $2 million or whatever is deemed reasonable at the time of funding may be made. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors and current and past officers in the indemnification fund.

NOTE 9:  LEGAL EXPENSES -

     In the ordinary course of business the Company is exposed to various claims, threats and legal proceedings. The Company incurred legal expenses of approximately $857,000 and $835,000 during its six months ended May 31, 1995 and 1994, respectively.

     During the six months ended May 31, 1995, in addition to normal recurring legal costs, the Company continued to incur costs related to a South Florida Medicare investigation and proposed shareholder class action suits (see Note 8).

NOTE 10:  NET REVENUE FROM SERVICES -

     While the Company does not, in all cases, track revenue by payor source, management estimates the Company's breakdown of net revenue by type of service and payor source for the three and six months ended May 31, 1995 and 1994 were as follows:

                THREE MONTHS    THREE MONTHS    SIX MONTHS      SIX MONTHS
                   ENDED            ENDED          ENDED           ENDED
                MAY 31, 1995    MAY 31, 1994    MAY 31, 1995    MAY 31, 1994
                ------------    ------------    ------------    ------------
HOME HEALTH
- -----------
MEDICARE            58%             49%            57%              49%
MEDICAID             5%             16%             6%              15%
PVT: (INSUR)         3%              5%             4%               5%
PVT: (INDIV)         6%              5%             6%               6%
CONTRACT             5%              8%             5%               8%
MGMT FEES            -               1%             -                1%

TRAVEL NURSE
- ------------
HOSPITALS           23%             16%            22%              16%
                    ---             ---            ---              ---
                   100%            100%           100%             100%
                   ====            ====           ====             ====

NOTE 11:  CONCENTRATION OF CREDIT RISK -

     The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands which are owned by the government of the U.S. Virgin Islands since the first quarter, 1991. Sales to these facilities accounted for approximately 9.9% and 7.3% of consolidated net revenue from services for the six months ended May 31, 1995 and 1994, respectively. Outstanding accounts receivable were approximately $2.7 million and $2.2 million as of May 31, 1995 and November 30, 1994, respectively, and are included in trade accounts receivable in the accompanying consolidated balance sheets. As of June 30, 1995, approximately $2.4 million of the May 31, 1995 outstanding receivable balance from these facilities remained unpaid of which approximately $708,000 has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. Management believes the May 31, 1995 balances due are realizable at their recorded amounts primarily because 100% of all prior amounts due the Company for services rendered since the inception of these contracts have been paid in full by the government agencies. The government currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to the outstanding receivable.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  MAY 31, 1995

Liquidity and Capital Resources -

     Prior to its acquisition of the Continental and CarePoint Home Health Agencies in July, 1990 and February, 1991, respectively, the Company funded its growth internally and through the net proceeds of $9,036,000 obtained from two public offerings. The Company later obtained a line of credit, term note and term loan to satisfy a portion of the acquisition costs and provide for future working capital requirements.

     In an action related to the December 3, 1992 federal investigation (see
Note 8), the Medicare program suspended reimbursement to the Company's South Florida Medicare offices. Because the Company believed it was in full compliance with the Medicare program and its license was not revoked, upon advice from its legal counsel, the Company continued to operate its South Florida Medicare offices at a substantial cost (such operations generated approximately $30 million in sales) in anticipation of the reinstatement of Medicare payments. In continuing these operations the Company borrowed substantial sums under that line of credit and simultaneously created large accounts receivable from the Medicare program. After a few months of continuing operations in the South Florida Medicare offices, the Company was still unable to reach agreement with the Medicare program to reinstate the Medicare payments. The lender, soon thereafter, notified the Company that it was discontinuing the credit facility and required all amounts of indebtedness then outstanding, approximately $10 million, to be immediately due and payable. In response thereto, the Company closed all remaining South Florida Medicare operations and agreed to installment payments until a new lender could be found.

     On August 23, 1993 the Company obtained a three year $15 million revolving line of credit with a commercial finance company to replace its credit facility with its bank. The credit facility bears interest at prime plus two percent per annum, payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable. A portion of the proceeds from this new credit facility was immediately used to retire the then remaining outstanding indebtedness with the bank. Subsequent to August 23, 1993 and for the next several months of fiscal 1993, the Company continued its strategy of halted growth and operational restructuring in order to remain cash flow positive and dramatically reduced the outstanding borrowings with its new lender. After substantially all operational restructuring which could take place to generate positive cash flow did take place, the Company changed its course to a strategy of maintaining a smaller base of business.

     The present credit facility includes up to $3.5 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of May 31, 1995 the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As the definition of eligible accounts receivable is strict, the Company's borrowing capacity is extremely limited. As of May 31, 1995, approximately $528,000 was available for additional borrowing under the line of credit. This amount fluctuates daily consistent with the revolving nature of the facility.

     As of May 31, 1995, there were no outstanding principal borrowings under the present credit facility.

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

     While management believes that the present credit facility is generally adequate to meet the Company's working capital needs in the absence of slow collections of accounts receivable, the present facility is not adequate to provide for any significant liabilities that may arise (see paragraph below) or for growth, internally or by acquisition. Accordingly, the Company is exploring ways to raise additional capital through a number of means including developing additional borrowing eligibility under its existing credit facility, private placement of debt, issuance of preferred and/or common stock. Under certain conditions the Company may consider the sale of certain of the Company's remaining operating units in part or in whole. In the absence of raising additional capital, management believes that, subject to timely collections of accounts receivable and/or obtaining acceptable payment terms with its creditors, as may be necessary, the Company has the ability to fund its current level of activities through cash generated from continuing operations and that its focus would be on attempting to achieve profitability through operating efficiencies. If, however, the above does not occur and/or significant contingencies become commitments and, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company will be unable to fund its commitments as they become due.

     Periodically, the Company has estimated settlements due to Medicare. The estimated settlement amounts due are the result of interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and also includes revisions by certain intermediaries of the Company's reported reimbursable costs after their reviews or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated balance sheets. Management's plans to fund such settlements as they become due include negotiating extended payment plans and incurring additional borrowings under the existing credit facility, if available, or to use proceeds from additional capital that may be raised. However, there are no assurances that the Company will be able to do so. As of May 31, 1995 the Company had amounts due under notification from the Medicare program's fiscal intermediaries of approximately $626,000. The Company is repaying the amounts due through reductions of its current payments from the program. As of May 31, 1995 approximately $135,000 of the $626,000 had been repaid.

     In addition to external sources, the Company generates or uses cash in its operating activities. Net cash provided by operating activities was approximately $727,000 and $1,247,000 for the six months ended May 31, 1995 and 1994, respectively.

     In addition to cash flow from operating activities the Company's overall cash position can be significantly affected by its investing and financing activities. Significant investing activities for the six months ended May 31, 1995 consisted of liquidating the Company's short-term investments to satisfy cash flow requirements. Additionally, a Money Market account was established in the second quarter, 1995 for the purpose of accumulating funds to liquidate obligations expected to become due in July and August, 1995. This account is reflected as a component of cash and cash equivalents in the accompanying May 31, 1995 consolidated condensed balance sheet. Financing activities principally consisted of net repayments of outstanding borrowings under the $15 million line of credit.

     As of May 31, 1995, the Company had approximately $5.9 million of working capital and approximately $1.8 million of cash and cash equivalents. The ratio of current assets to current liabilities at May 31, 1995 was 1.5 to 1. As of May 31, 1995, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, settlement of the two shareholder suits, severance obligations to former officers and an amount due to the Chairman and Chief Executive Officer (see Notes 7 and 8 to the consolidated condensed financial statements).

RESULTS OF OPERATIONS -
THREE AND SIX MONTHS ENDED MAY 31, 1995 COMPARED WITH THREE AND SIX MONTHS ENDED MAY 31, 1994

     Net revenue for the three and six months ended May 31, 1995 decreased approximately $6.2 million (29.3%) and $13.7 million (32.4%) from net revenue for the three and six months ended May 31, 1994, respectively. This decrease is attributable to the sale of the Company's California, New York and Arizona home health care operations which occurred on August 31, 1994, and sale of the Company's Texas home health care operations on March 1, 1995. Additionally, revenue for the Travel Nurse Group declined slightly due to less demand for contract nursing staff in serviced hospitals.

     The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits.

     The Company's gross margin increased from 33.8% and 35.2% for the three and six months ended May 31, 1994 to 40.7% and 38.3% for the three and six months ended May 31, 1995, respectively. This results from a larger absorption of corporate overhead related to the increase in Medicare business, and the full absorption into current operations of Tri-Therapy, Inc. acquired in February, 1995 which is reflecting a gross margin of approximately 45.0%, and a shift in the current operating activity to more Medicare business.

     The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors varies due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

     Selling, general and administrative expenses have decreased as a percentage of revenue from 48.1% and 41.5% during the three and six month periods ended May 31, 1994 to approximately 39.7% and 37.2% for the comparable periods of the current year. The higher 1994 percentages are primarily attributable to an increase in the allowance for doubtful amounts on trade receivables of approximately $1.2 million and the severance obligation to a previous officer of $310,000, both recorded in the second quarter of 1994. The lower percentages for the same periods of the current year are attributable to aggressive cost containment measures company-wide and the operational restructuring of the Company's New England region, which has decreased salaries, rents and other operating home care operating overhead. The benefit achieved by this was partially offset by the Company's May 1, 1995 severance obligation to its former Chief Financial Officer.

     Interest and other income (expense), net, was approximately $71,000 and $2,500 lower during the three and six months ended May 31, 1995 as compared to comparable periods of 1994 resulting primarily from lower average outstanding borrowing under the Company's credit facility. Additionally, in Fiscal 1994, the Company received New York State Medicaid retroactive payments resulting from a legal settlement filed on behalf of providers by the New York State Association of Health Care Providers, Inc., which recalculated personal care aid rates for 1992, 1993 and 1994 services.

     The effective tax rate for the provision for income taxes during the quarter ended May 31, 1995 differs from the statutory tax rate as a result of state and foreign (U.S. Virgin Islands) income tax provisions and adjustments to the valuation allowance.

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

     As of May 31, 1995, the Company has available Federal and state net operating loss carryforwards totaling approximately $4.0 million and $12.1 million, respectively, expiring through 2009. Additionally, as of this same date, the Company has available a foreign tax credit carryforward of approximately $285,000, expiring in 2000.

                        HOSPITAL STAFFING SERVICES, INC.
                          PART II - OTHER INFORMATION
                                  MAY 31, 1995

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

               None.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES

               None.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

     ITEM 5.   OTHER INFORMATION

               See Note 8 (Commitments and Contingencies) to the Consolidated Condensed Financial Statements concerning the proposed settlement of the shareholder class action law suits and the payment of cash and issuance of shares of the Company's common stock in connection therewith.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits - None.

               (b)  Reports - None.

                        HOSPITAL STAFFING SERVICES, INC.
                                   SIGNATURES
                                  MAY 31, 1995

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HOSPITAL STAFFING SERVICES, INC.

                    By:  /s/Ronald A. Cass
                         ------------------------------
                         Ronald A. Cass, Chairman
                         Chief Executive Officer
                         Chief Operating Officer and President
                         Acting Chief Financial Officer

                    Date:     July 13, 1995