Form 10-Q
period 1995-08-31
HOSPITAL STAFFING SERVICES INC
filed 1995-10-12
CIK 731625

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended AUGUST 31, 1995

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     6,349,770 shares of Common Stock, $.001 par value, outstanding at October 12, 1995.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS

                                                                         PAGE(S)
                                                                         -------
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                                       3

   Consolidated Condensed Statements of Operations                             4

   Consolidated Condensed Statements of
         Stockholders' Equity                                                  5

   Consolidated Condensed Statements of Cash Flows                             6

   Notes to Consolidated Condensed Financial                              7 - 16
          Statements

   Management's Discussion and Analysis of                               17 - 21
         Financial Condition and Results of Operations




PART II - OTHER INFORMATION AND SIGNATURES                               22 - 23

              HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                    AUGUST 31, 1995 AND NOVEMBER 30, 1994

                              ASSETS                                             LIABILITIES AND STOCKHOLDERS' EQUITY
                       -------------------                                       ------------------------------------
                                   AUGUST 31,     NOVEMBER 30,                                          AUGUST 31,      NOVEMBER 30,
                                      1995            1994                                                 1995             1994
                                   ----------     ------------                                          ----------      ------------
                                   (Unaudited)                                                          (Unaudited)
CURRENT ASSETS:                                                  CURRENT LIABILITIES:

  Cash and cash equivalents         $2,013,491       $516,770      Accounts payable                      $2,772,542      $5,744,272
  Short-term investments                     -      1,148,729      Line of credit payable                   949,122         304,912
  Trade accounts receivable, less                                  Accrued payroll and payroll taxes      2,220,510       2,473,643
    allowance for doubtful                                         Accrued expenses and other             3,776,345       5,594,163
    accounts of $1,338,784 and                                     Notes payable (Notes 3 & 7)              555,130         156,000
    $2,345,598 respectively          6,591,674      7,554,155      Lease settlement (Note 8)                700,000         700,000
  Estimated settlements due from                                   Income taxes payable                     305,178         561,245
    Medicare                         8,538,907     10,120,218                                           -----------     -----------
  Prepaid expenses and other           355,383        249,904           Total current liabilities        11,278,827      15,534,235
  Amounts due from                                                                                      -----------     -----------
    officers/directors                  71,832        240,781
  Income taxes receivable              390,822        212,042      NON-CURRENT LIABILITIES:
  Other                                591,904        785,360
                                                                     Notes payable (Notes 3 & 7)          1,000,715         844,000

                                   -----------    -----------                                           -----------     -----------
     Total current assets           18,554,013     20,827,959           Total non-current liabilities     1,000,715         844,000
                                   -----------    -----------                                           -----------     -----------

                                                                                                        -----------     -----------
                                                                        Total liabilities                12,279,542      16,378,235
                                                                                                        -----------     -----------

NON-CURRENT ASSETS:                                                COMMITMENTS AND CONTINGENCIES
                                                                     (Note 8)
PROPERTY AND EQUIPMENT, at cost      3,790,161      3,537,469
  Less:  Accumulated depreciation   (2,725,964)    (2,282,793)     STOCKHOLDERS' EQUITY:
                                   -----------    -----------
     Net property and equipment      1,064,197      1,254,676      Preferred Stock - $.001 par value;
                                   -----------    -----------        5,000,000 shares authorized;
                                                                     none issued and outstanding                  -               -

INTANGIBLES RELATED TO BUSINESSES
  ACQUIRED                           2,160,016      2,022,183      Common stock- $.001 par value;
NON-COMPETITION AGREEMENTS             479,426        551,544        20,000,000 shares authorized;
                                   -----------    -----------        6,349,770 shares
  Total intangibles                  2,639,442      2,573,727        issued and outstanding                   6,350           5,650
  Less:  Accumulated amortization     (648,507)      (759,725)
                                   -----------    -----------      Additional paid-in capital            22,428,887      21,292,087
     Net Intangibles                 1,990,935      1,814,002
                                                                   Accumulated deficit                  (12,841,128)    (13,262,823)
                                   -----------    -----------                                           -----------     -----------
DEPOSITS AND OTHER ASSETS              264,506        516,512           Total stockholders' equity        9,594,109       8,034,914
                                   -----------    -----------                                           -----------     -----------
     Total non-current assets        3,319,638      3,585,190
                                   -----------    -----------           Total liabilities and
     Total assets                  $21,873,651    $24,413,149             stockholders' equity          $21,873,651     $24,413,149
                                   ===========    ===========                                           ===========     ===========

  The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed balance sheets.

              HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
      FOR THE THREE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994 AND
        FOR THE NINE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994
                                (Unaudited)

                                                                     THREE MONTHS ENDED AUGUST 31,     NINE MONTHS ENDED AUGUST 31,
                                                                        1995             1994             1995             1994
                                                                     -----------      -----------      -----------      -----------
NET REVENUE FROM SERVICES                                            $13,521,691      $20,295,908      $42,093,599      $62,575,204

COST OF SERVICES:
  PROFESSIONAL SALARIES AND PAYROLL TAXES                              7,033,095       12,050,934       21,856,811       36,251,387
  OTHER PROFESSIONAL EXPENSES                                          1,353,056        1,608,570        4,165,138        4,818,515
                                                                     -----------      -----------      -----------      -----------
  TOTAL COST OF SERVICES                                               8,386,151       13,659,504       26,021,949       41,069,902
                                                                     -----------      -----------      -----------      -----------

GROSS MARGIN                                                           5,135,540        6,636,404       16,071,650       21,505,302

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
  ALL OTHER EXPENSES                                                   1,911,700        3,844,194        5,213,823       11,444,808
  SALARIES AND PAYROLL TAXES                                           2,801,983        4,060,368        8,635,336       12,867,999
  LEGAL EXPENSES (NOTE 9)                                                 98,793          629,074          955,459        1,464,118
  SEVERANCE OBLIGATION (NOTE 7)                                                0           77,712          646,724          387,480
                                                                     -----------      -----------      -----------      -----------
  TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                   4,812,476        8,611,348       15,451,342       26,164,405
                                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) FROM OPERATIONS                                            323,064       (1,974,944)         620,308       (4,659,103)
                                                                     -----------      -----------      -----------      -----------
INTEREST AND OTHER INCOME (EXPENSE):
  INTEREST EXPENSE                                                       (62,951)        (174,467)        (203,418)        (420,027)
  INTEREST INCOME                                                         18,670            5,465           52,424           40,011
  OTHER INCOME, NET                                                        3,622          225,002           74,381          402,524
                                                                     -----------      -----------      -----------      -----------
  TOTAL INTEREST AND OTHER INCOME (EXPENSE)                              (40,659)          56,000          (76,613)          22,508
                                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                          282,405       (1,918,944)         543,695       (4,636,595)

PROVISION FOR INCOME TAXES                                                46,000                -          122,000                -
                                                                     -----------      -----------      -----------      -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE
     EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          236,405       (1,918,944)         421,695       (4,636,595)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          -                -                -          162,000
                                                                     -----------      -----------      -----------      -----------
  NET INCOME (LOSS)                                                     $236,405      ($1,918,944)        $421,695      ($4,474,595)
                                                                     ===========      ===========      ===========      ===========


PRIMARY EARNINGS (LOSS) PER COMMON AND
  COMMON SHARE EQUIVALENT
     CONTINUING OPERATIONS                                                 $0.04           ($0.34)           $0.07           ($0.82)
     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     -                -                -             0.03
                                                                     -----------      -----------      -----------      -----------
                                                                           $0.04           ($0.34)           $0.07           ($0.79)
                                                                     ===========      ===========      ===========      ===========

FULLY DILUTED EARNINGS (LOSS) PER COMMON AND
  COMMON SHARE EQUIVALENT
     CONTINUING OPERATIONS                                                 $0.04           ($0.34)           $0.07           ($0.82)
     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                     -                -                -             0.03
                                                                     -----------      -----------      -----------      -----------
                                                                           $0.04           ($0.34)           $0.07           ($0.79)
                                                                     ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON AND COMMON
  SHARE EQUIVALENTS OUTSTANDING:
     PRIMARY                                                           5,780,403        5,649,770        5,780,403        5,649,770
                                                                     ===========      ===========      ===========      ===========
     FULLY DILUTED                                                     5,780,403        5,649,770        5,780,403        5,649,770
                                                                     ===========      ===========      ===========      ===========

     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

              HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
          CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE YEAR ENDED NOVEMBER 30, 1994 AND
                  FOR THE NINE MONTHS ENDED AUGUST 31, 1995

                                                     COMMON STOCK
                                               ------------------------
                                                NUMBER OF                      ADDITIONAL
                                                 SHARES                          PAID-IN           ACCUMULATED
                                               OUTSTANDING       AMOUNT          CAPITAL             DEFICIT
                                               -----------       ------        -----------        ------------
BALANCE, November 30, 1993                      5,646,020        $5,646        $21,278,966         ($2,008,300)

  Exercise of warrants                              3,750             4             13,121                   -

  Net Loss                                              -             -                  -         (11,254,523)
                                                ---------        ------        -----------        ------------
BALANCE, November 30, 1994                      5,649,770         5,650         21,292,087         (13,262,823)

  Litigation Settlement (Note 8)                  700,000           700          1,136,800                   -

  Net Income                                            -             -                  -             421,695
                                                ---------        ------        -----------        ------------
BALANCE, August 31, 1995 (Unaudited)            6,349,770        $6,350        $22,428,887        ($12,841,128)
                                                =========        ======        ===========        ============

     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

              HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
        FOR THE NINE MONTHS ENDED AUGUST 31, 1995 AND AUGUST 31, 1994
                                (Unaudited)
                                                                                        1995               1994
                                                                                    -----------        -----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                                                    $421,695        ($4,474,595)
                                                                                    -----------        -----------
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Severance obligation (Note 7)                                                     630,000            310,000
      Depreciation and amortization                                                     540,950          1,023,690
      Provision for losses on accounts receivable                                       624,919          2,156,089
      Loss on disposal and retirement of intangibles, property and equipment              4,236            257,120
      Write-off of intangibles related to businesses acquired, net                            -             62,074
      Changes in assets and liabilities:
        (Increase) decrease in assets -
          Trade accounts receivable                                                     262,562            497,359
          Estimated settlement due from Medicare                                      1,581,311         (1,163,148)
          Prepaid expenses and other current assets                                    (105,480)           (40,535)
          Amounts due from officers/directors                                            68,949             42,278
          Income taxes receivable                                                      (178,780)         1,900,842
          Deposits and other assets                                                     439,792             87,103
        Increase (decrease) in liabilities -
          Accounts payable                                                           (1,834,230)           211,992
          Accrued payroll and payroll taxes                                            (253,133)          (512,651)
          Accrued expenses and other                                                 (1,817,818)         1,241,268
          Income taxes payable                                                         (256,067)           154,012
                                                                                    -----------        -----------
          Total adjustments                                                            (292,789)         6,227,493
                                                                                    -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               128,906          1,752,898
                                                                                    -----------        -----------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
  Sale of short-term investments, net                                                 1,148,729          1,000,000
  Capital expenditures                                                                 (215,319)          (276,097)
                                                                                    -----------        -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                               933,410            723,903
                                                                                    -----------        -----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
  Line of credit borrowings                                                          44,987,587         63,811,539
  Line of credit repayments                                                         (44,343,377)       (66,579,192)
  Notes payable                                                                        (209,805)                 -
  Nonemployee compensation relating to warrant grant                                          -             13,125
                                                                                    -----------        -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        434,405         (2,754,528)
                                                                                    -----------        -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,496,721           (277,727)

  Cash and cash equivalents at beginning of period                                      516,770          1,280,545
                                                                                    -----------        -----------
  Cash and cash equivalents at end of period                                         $2,013,491         $1,002,818
                                                                                    ===========        ===========
Supplemental Cash Flow Disclosures:
  Cash paid:     Income Taxes                                                          $466,723           $456,083
                 Interest                                                              $197,651           $293,959

     The accompanying notes to consolidated condensed financial statements are an integral part of these consolidated condensed statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 AUGUST 31, 1995
                                   (UNAUDITED)

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

NOTE 2:  GOING CONCERN -

         The Company has suffered recurring losses from operations for the past three fiscal years and as of fiscal year ended November 30, 1994 was in violation of certain credit facility covenants, waivers for which were obtained through November 30, 1995 on March 13, 1995. Additionally, while the Company's original negative cash flow projections have improved significantly through the third quarter of fiscal 1995 as a result of increases in collection activity and the restructuring of its North Eastern home care operations, the Company still projects negative cash flow in fiscal 1995 primarily as a result of slow collections of certain customer accounts and loss contingencies that are, in part, expected to mature over the next twelve months. In addition, as more fully described in Note 8 to the consolidated condensed financial statements, the Company is subject to additional contingencies, the outcome of which may have a material impact on the Company's results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to overcome the above, certain of which have been implemented, consist of restructuring the Company's operations to become profitable, further enhancing collection efforts on slow paying accounts, obtaining payment terms beneficial to the Company and its vendors as necessary, negotiating extended repayment for estimated settlements which may need to be paid to the Medicare program, managing the contingencies described in Note 8 to the consolidated condensed financial statements to successful resolution, and lastly, raising additional capital. The Company is presently exploring ways to raise the additional capital through a number of means including developing additional borrowing eligibility under its existing credit facility, seeking new banking and lending relationships, private placement of debt, and/or the issuance of preferred and/or common stock. Under certain extreme conditions the Company may consider the sale of certain of the Company's remaining operating units in part or in whole.

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

         On February 15, 1995, a wholly-owned subsidiary of the Company acquired certain assets of a therapy company for an aggregate purchase price of approximately $496,000, representing approximately $96,000 in fixed assets and approximately $400,000 in certain intangibles. The purchase price is being satisfied by the forgiveness of a $75,000 trade accounts receivable that the therapy company owed the Company for therapy services provided by the Company prior to the acquisition date and through the issuance of a promissory note of approximately $421,000 with the balance due in equal annual payments of $84,130 over the next five years.

NOTE 4:  DEBT -

         On August 23, 1993, the Company obtained a three year $15 million revolving line of credit with a commercial finance company to replace its prior credit facility with a bank. The present credit facility bears interest at prime (8.75% at August 31, 1995) plus 2% per annum payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable.

         The present credit facility includes up to $3.5 million to secure a workers' compensation standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of August 31, 1995, the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As of August 31, 1995, approximately $24,000 was available for additional borrowing under the line of credit.

         Principal borrowings under the credit facility were approximately $949,000 as of August 31, 1995. As of August 31, 1995 and November 30, 1994, the Company was not in compliance with the financial covenant relating to maintenance of a minimum tangible net worth and a second covenant relating to a prohibition against entering into a consulting agreement with a director of the Company. Waivers from its lender for the covenant violations through November 30, 1995 were obtained on March 13, 1995.

NOTE 5:  STOCKHOLDERS' EQUITY -

         Pursuant to Board action during the three months ended August 31, 1995, 40,000 stock options were granted to certain key employees (under neither the 1983 nor the 1990 stock option plans) with exercise prices ranging from $2.50 to $3.00 per share. The exercise prices exceeded the market price of the common stock at the date of the grant. All such options are vested from within 90 days to one year from the date of the award and are exercisable from the award date for a five year period, or until the date of termination of the grantees' employment by the Company, whichever is earlier. Additionally, in connection with his appointment to the Board on July 10, 1995, a new Director was awarded 10,000 stock options with an exercise price of $1.75 per share. The exercise price was equal to the market price as of the date of the grant. The options vest immediately and shall be exercisable from the award date for a five year period. Coincidental with these awards, 15,000 stock options were terminated.

         In connection with the Chief Financial Officer's resignation from the Company on May 1, 1995, see Note 7, the Board of Directors waived the provision of the Company's 1990 Stock Option Plan which provided for a ninety day expiration date from the date of termination for the exercise of all stock options previously granted. The stock options granted in 1990 and 1993, all of which have been previously vested, shall expire on various dates beginning November 28, 1997 through October 6, 2000. The exercise prices of the previously granted stock options, which could have been exercised for 100,000 shares of common stock on May 1, 1995, were in excess of the fair market value of the Company's common stock on this date.

         On July 12, 1995, the Company authorized Continental Stock Transfer and Trust Company ("Continental") to issue 700,000 shares of the Company's common stock, par value $.001 per share, in connection with the settlement of a shareholder class action suit filed against the Company on October 13, 1992 (see
Note 8). Such shares are held in escrow pursuant to an escrow agreement between Continental and the Company. These shares represent the number of shares of common stock to be distributed to authorized claimants in accordance with the Stipulation of Settlement approved by the court on June 30, 1995 (Note 8).

NOTE 6:  EARNINGS PER COMMON AND COMMON SHARE EQUIVALENT -

         Earnings per common and common share equivalent are based on the combined weighted average number of common shares and common share equivalents outstanding, which includes the assumed exercise of those stock options and warrants which are dilutive.

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

NOTE 7:  SEVERANCE OBLIGATIONS -

         Upon termination in October, 1992, the Company incurred a severance obligation to a previous officer of approximately $900,000. Such amount was expensed as of the date of the October termination. As of August 31, 1995, the Company's obligation to the officer was satisfied in its entirety.

          Upon termination in May, 1994 the Company incurred a severance obligation to a previous officer of approximately $310,000. Such amount was expensed as of the date of the May termination. As of August 31, 1995, the Company's obligation to the officer was satisfied in its entirety.

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

         In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer (see Note 3), $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. The remaining obligation of $715,000 is being satisfied through installment payments under a promissory note dated January 13, 1995. The promissory note requires monthly installments of $13,000 plus accrued interest at prime rate per annum from the date of the agreement for a period of 55 months. The promissory note provides for acceleration of the balance due to be immediately payable to the Chief Executive Officer upon the Company's default of a scheduled monthly payment. In the absence of an event constituting acceleration, as of August 31, 1995, the Company's future obligation under the amount due the officer was approximately as follows:

                  OBLIGATION                                   AMOUNT
                  ----------                                   ------
                  Total                                       $610,000

                  Less current portion                        (156,000)
                                                              --------
                  Non-current portion                         $454,000
                                                              ========

         On March 31, 1995, the Company's Chief Financial Officer accepted the conditions imposed upon him by the Company's Board of Directors with respect to the Company's severance obligation due him. Upon his resignation on May 1, 1995, the Company incurred a severance obligation in the amount of $630,000. The entire severance obligation, inclusive of payroll taxes and related costs, aggregating approximately $647,600 was expensed as of the date of the officer's resignation. The obligation of $630,000 is being satisfied through a promissory note dated March 31, 1995 requiring 24 monthly installments of $26,250 from the date of the agreement. The promissory note provides for acceleration of the balance due upon the Company's default of a scheduled monthly payment. In the absence of an event constituting acceleration, as of August 31, 1995, the Company's future obligation under the amount due the officer was approximately as follows:

                  OBLIGATION                                   AMOUNT
                  ----------                                   ------
                  Total                                       $525,000

                  Less current portion                        (315,000)
                                                              --------
                  Non-current portion                         $210,000
                                                              ========

NOTE 8:  COMMITMENTS AND CONTINGENCIES -

         Dade County Medicare Investigation:

         As reflected in the prior annual and quarterly reports submitted by the Company, the Company is involved in a federal investigation concerning the propriety of its Medicare claims. On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the search warrants, the Company engaged counsel who initiated a lawyer directed, internal investigation into its Medicare claims processing system and which was committed to the identification and elimination of any and all improprieties discovered in the course of such investigation. As of September 1995, thirty three (33) months have passed since execution of the search warrants and no charges have been brought against the Company, its officers or employees, past and/or present.

         On December 15, 1992, the Health Care Financing Administration ("HCFA"), through its fiscal intermediary, suspended reimbursement to the Company's South Florida Medicare offices. This suspension was based on allegations of fraud arising from the federal investigation. Those allegations are currently being reviewed. The Company's management believes that the alleged violations relate solely to the Dade County Medicare providers and that neither the suspension nor the federal investigation relates to the Company's operations in any other Florida offices or offices outside of Florida.

         For business reasons and as a result of the investigations, the Company, in late December 1992, terminated its subcontracting relationships with staffing providers in South Florida and downsized its offices in South Florida. The Company's management believes the subcontracting relationships are at the center of the federal investigation and HCFA suspension of Medicare payments.

         Partially as a result of the federal investigation and HCFA suspension, the Company implemented an internal review program which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney, and performing a billing project. The internal review was directed and supervised by counsel. As a result of the internal review, the Company and its lawyers established parameters and guidelines, more stringent than those required by the Medicare program, to be followed in billing the 1991, 1992, and 1993 South Florida home care visits. It is the Company's intention, based on the internal review, to ensure that the billing complies with all legal requirements. The Company has recorded estimated Medicare reimbursement disallowances based on the detailed patient chart review arising from the internal review.

         In November 1994, the Company completed the billing project involving all visits not subject to a claim of untimely filing. A number of claims were not billed, based on the Company's evaluation of the results of the internal review. Management is unable to estimate when the outcome of the claims submissions will be known or when the federal investigation will conclude. Therefore, the Company cannot state what impact, if any, the outcome of these matters will have on the Company's consolidated condensed financial statements.

         The estimated settlement amounts due the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of August 31, 1995 is approximately $4.5 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare, as recorded in the accompanying consolidated condensed balance sheet as of August 31, 1995, are realizable at their recorded amount.

         Proposed Shareholder Class Action Suits:

         On October 13, 1992, a class action suit was filed against the Company and certain of its officers and directors, and, as amended, the Company's independent certified public accountants (the "defendants") alleging violations of the Securities and Exchange Act of 1934. On November 24, 1993, another class action suit with nearly identical allegations was filed against the Company, certain of its officers and directors and the Company's independent certified public accountants. The defendants vigorously deny all allegations. To date, the Company has succeeded in staying the second shareholder action pending the outcome of the first suit. Pursuant to the provisions of Florida law and the Company's Articles of Incorporation and Bylaws, the named officers and directors are entitled to indemnity against any damages they may incur resulting from these suits.

         On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend the original class action, as well as its potential exposure to adverse judgment, versus the settlement amount sought by the plaintiff class, agreed in the first suit to a proposed settlement between the Company and plaintiff class. The Stipulation of Settlement provides for a class period end date of November 30, 1993, the issuance of 700,000 shares of Common Stock and a cash payment. Accordingly, based on the estimated future value of the common stock issuance and cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal year ended November 30, 1994 consolidated statement of operations to accrue the estimated settlement liability. At a June 30, 1995 hearing, the court approved the settlement and ordered the dismissal of the claims of all class members against the Company and the other defendants as described in the Stipulation of Settlement. The court's judgment is now final and the required cash payment plus the shares of common stock have been deposited with the escrow agent. The Company has requested that the second class action be dismissed because the members of the class in the second shareholder suit are encompassed within the settlement class of the first suit. No additional provision for any liability that may result from the second shareholder suit has been recorded.

         Directors and officers insurance policy proceeds of up to $1 million were available to fund legal fees and settlement or adverse judgment costs, as applicable. The Company received $900,000 of such insurance proceeds during 1993. As of August 31, 1995 and November 30, 1994, approximately $67,400 and $250,000, respectively, of the insurance proceeds are being held in escrow, and are restricted to usage on the shareholder suits. These amounts are included in Other Assets in the accompanying consolidated condensed balance sheets, respectively.

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

         The Company had a ten year, non-cancelable operating lease agreement for its corporate office facility in Fort Lauderdale, Florida. In connection with the Company's sale of its California, New York and Arizona home health care operations, the Company terminated, effective November 1, 1994, its old lease for the corporate office facility and simultaneously entered into a new lease agreement to reflect the reduction in needed space. In connection with this early termination the Company agreed to a penalty of $800,000 in exchange for the landlord's release of the Company from approximately $1.4 million in future minimum rentals. On November 1, 1994, $100,000 of the penalty was paid. The $700,000 balance is due on November 1, 1995 and is payable in cash or in newly issued shares of common stock of the Company at the Company's election. The number of shares to be issued will be based upon the average closing price of the shares for the period from October 26 to October 31, 1995, provided that the minimum and maximum valuation shall be $1.00 and $3.00, respectively. As a result of the lease restructuring, the Company recorded a charge totaling approximately $400,000 for the termination penalty, net of the remaining pro rata future payments under the old lease, during the fourth quarter of fiscal year ended November 30, 1994.

         Total rent expense for the nine months ended August 31, 1995 and 1994 on the above and all other rentals, including HSSI HomeCare's branch facilities and nurses' housing for the Travel Nurse Group, was approximately $2,546,000 and $3,140,000, respectively.

         Future minimum lease payments under all of the Company's non-cancelable operating lease agreements as of August 31, 1995 are summarized as follows:

                           FISCAL YEAR                   AMOUNT
                           -----------                   ------
                           1995                       $1,012,100
                           1996                          809,400
                           1997                          369,700
                           1998                          177,600
                           1999                          153,100
                           Thereafter                     25,500
                                                      ----------
                             Total                    $2,547,400
                                                      ==========

         Termination and Benefits Agreements:

         Apart from the severance obligations discussed in Note 7, the Company has agreements with certain other of its key employees which provide for severance payments in the case of termination. Such agreements generally provide for severance payments from three to six months salary, dependent upon the employee involved. The maximum aggregate commitment for these agreements would be approximately $450,000 as of August 31, 1995, if all of the key employees were to be terminated without cause.

         Self Insurance:

         The Company self insures its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but unreported claims is based upon its historical loss experience. As of August 31, 1995 and November 30, 1994, such reserves totaled approximately $2.5 million and $2.9 million, respectively, and are included as a component of Accrued Expenses and Other in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. As of August 31, 1995, management believes that the differences between actual losses to be incurred after August 31, 1995 related thereto and its recorded reserve estimates will not be material.

         Directors and Officers Indemnification Fund:

         On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the current directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund supplements proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. As of August 31, 1995 no funding has occurred. However, at the directors' discretion, based upon the Company's future cash position and other factors as may be considered, funding of the $2 million, or whatever is deemed reasonable at the time of funding, may occur. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors and current and past officers in the indemnification fund.

NOTE 9:  LEGAL EXPENSES -

         In the ordinary course of business the Company is exposed to various claims, threats and legal proceedings. The Company incurred legal expenses of approximately $955,000 and $1,464,000 during its nine months ended August 31, 1995 and 1994, respectively.

         During the nine months ended August 31, 1995, in addition to normal recurring legal costs, the Company continued to incur costs related to a South Florida Medicare investigation. Additionally, costs were incurred for shareholder class action suits in the process of being settled and/or dismissed (see Note 8).

NOTE 10:  NET REVENUE FROM SERVICES -

         While the Company does not, in all cases, track revenue by payor source, management estimates the Company's breakdown of net revenue by type of service and payor source for the three and nine months ended August 31, 1995 and 1994 were as follows:

            THREE MONTHS     THREE MONTHS     NINE MONTHS     NINE MONTHS
               ENDED            ENDED            ENDED           ENDED
            AUG. 31, '95     AUG. 31, '94     AUG. 31, '95    AUG. 31, '94
            ------------     ------------     ------------    ------------
HOME
----
MEDICARE      59%                48%               58%             48%
MEDICAID       5%                17%                5%             16%
PVT/INSUR      2%                 5%                3%              5%
PVT/INDIV      6%                 5%                6%              6%
CONTRACT       6%                 8%                6%              8%
MGMT           -                  1%                -               1%

TRAVEL
------
HOSPITALS     22%                16%               22%             16%
             ----               ----              ----            ----
             100%               100%              100%            100%
             ====               ====              ====            ====

NOTE 11:  CONCENTRATION OF CREDIT RISK -

         The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since the first quarter, 1991. Sales to these facilities accounted for approximately 9.7% and 6.9% of consolidated net revenue from services for the nine months ended August 31, 1995 and 1994, respectively. Outstanding accounts receivable were approximately $3.5 million and $2.2 million as of August 31, 1995 and November 30, 1994, respectively, and are included in trade accounts receivable in the accompanying consolidated balance sheets. As of September 25, 1995, approximately $2.6 million of the August 31, 1995 outstanding receivable balance from these facilities remained unpaid. Approximately $374,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. Management believes the August 31, 1995 balances due are realizable at their recorded amounts primarily because 100% of all prior amounts due the Company for services rendered since the inception of these contracts have been paid in full by the government agencies. The government currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to the outstanding receivable.

         Subsequent to August 31, 1995 the island of St. Thomas suffered the effects of hurricane Marilyn. While damage to the island appeared to be extensive, a portion of the hospital facility that was not damaged, as well as certain remote sites serviced by the Company, were operational within a few days after the storm. Although the Company may experience a reduction in staff at the St. Thomas Hospital for an indeterminable period, the impact on operating revenues and/or collections is not expected to be material. Open positions are currently being filled and a majority of the nurses who have chosen to leave the island are being transferred to other facilities within the United States under contract with the Company.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 AUGUST 31, 1995

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

         On August 23, 1993 the Company obtained a three year $15 million revolving line of credit with a commercial finance company to replace its credit facility with its bank. The credit facility bears interest at prime plus two percent per annum, payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable. A portion of the proceeds from this new credit facility was immediately used to retire the then remaining outstanding indebtedness with the bank. Subsequent to August 23, 1993 and for the next several months of fiscal 1993, the Company continued its strategy of halted growth and operational restructuring in order to improve cash flow and dramatically reduced the outstanding borrowings with its new lender. After substantially all operational restructuring had taken place to stabilize cash flow, the Company changed its course to a strategy of maintaining a smaller base of business.

         The present credit facility includes up to $3.5 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of August 31, 1995 the Company was contingently liable for a $2 million standby letter of credit issued by its lender for the benefit of the insurance carrier. Such amount is reserved under the $15 million line of credit with its lender, representing a reduction of otherwise eligible borrowing. As the definition of eligible accounts receivable is strict, the Company's borrowing capacity is extremely limited. As of August 31, 1995, approximately $24,000 was available for additional borrowing under the line of credit. This amount fluctuates daily consistent with the revolving nature of the facility.

         Principal borrowings under the credit facility were approximately $949,000 as of August 31, 1995.

         Due to the large loss incurred by the Company in the fourth quarter of fiscal year ended November 30, 1994, the Company was in violation of certain covenants of the credit facility, including the covenant relating to maintenance of a minimum tangible net worth. On March 13, 1995 waivers were obtained for the covenant violations through November 30, 1995.

         For the reasons set forth above, and other reasons as set forth in the March 13, 1995 Report of Independent Certified Public Accountants, such accountants have modified their report on the Company's 1994 consolidated financial statements to call attention to the possible inability of the Company to continue as a going concern.

         While management believes that the present credit facility is generally adequate to meet the Company's working capital needs (in the absence of slow collections of accounts receivable), the present facility is not adequate to provide for any significant liabilities that may arise (see paragraph below) or for growth, internally or by acquisition. Accordingly, the Company is exploring ways to raise additional capital through a number of means including developing additional borrowing eligibility under its existing credit facility, seeking new banking and lending relationships, private placement of debt, and/or the issuance of preferred and/or common stock. Under certain extreme conditions the Company may consider the sale of certain of the Company's remaining operating units in part or in whole. In the absence of raising additional capital, management believes that, subject to timely collections of accounts receivable and/or obtaining acceptable payment terms with its creditors, as may be necessary, the Company has the ability to fund its current level of activities through cash generated from continuing operations and that its focus would be on attempting to achieve profitability through operating efficiencies. If, however, the above does not occur and/or significant contingencies become commitments, then, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

         Periodically, the Company has estimated settlements due to the Medicare Program. The estimated settlement amounts due are the result of interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and also includes revisions by certain intermediaries of the

Company's reported reimbursable costs after their reviews or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated balance sheets. Management's plans to fund settlements to Medicare as they become due include negotiating extended payment plans and incurring additional borrowings under the existing credit facility, if available, or to use proceeds from additional capital that may be raised. However, there are no assurances that the Company will be able to do so. For the nine months ended August 31, 1995, the Company had amounts due to Medicare under notification from the Medicare program's fiscal intermediaries of approximately $1,379,000. As of August 31, 1995 approximately $626,000 of this amount had been repaid.

         In addition to external sources, the Company generates or uses cash in its operating activities. Net cash provided by operating activities was approximately $129,000 and $1,753,000 for the nine months ended August 31, 1995 and 1994, respectively.

         In addition to cash flow from operating activities the Company's overall cash position can be significantly affected by its investing and financing activities. Significant investing activities for the nine months ended August 31, 1995 consisted of liquidating the Company's short-term investments to satisfy cash flow requirements. Additionally, a Money Market account was established in the second quarter, 1995 for the purpose of accumulating funds to liquidate obligations which became due in July and August, 1995. This account is reflected as a component of cash and cash equivalents in the accompanying August 31, 1995 consolidated condensed balance sheet. Financing activities principally consisted of net repayments of outstanding borrowings under the $15 million line of credit.

         As of August 31, 1995, the Company had approximately $7.3 million of working capital and approximately $2.0 million of cash and cash equivalents. The ratio of current assets to current liabilities at August 31, 1995 was 1.6 to 1. As of August 31, 1995, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, severance obligation to a former officer, and an amount due to the Chairman and Chief Executive Officer (see Notes 7 and 8 to the consolidated condensed financial statements).

RESULTS OF OPERATIONS -
THREE AND NINE MONTHS ENDED AUGUST 31, 1995 COMPARED WITH THREE AND NINE MONTHS ENDED AUGUST 31, 1994

         Net revenue for the three and nine months ended August 31, 1995 decreased approximately $6.8 million (33.4%) and $20.5 million (32.7%) from net revenue for the three and nine months ended August 31, 1994, respectively. This decrease is attributable to the sale of the Company's California, New York and Arizona home health care operations which occurred on August 31, 1994, and sale of the Company's Texas home health care operations on March 1, 1995. Revenue for the Travel Nurse Group declined due to less demand for contract nursing staff in hospitals serviced by the Company. Additionally, revenues from the ongoing operations of the HomeCare Group remain relatively stable reflecting a continued shift towards more Medicare business.

         The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits. The Company's gross margin is subject to a number of variables such as billing rates, pay rates and cost of travel and housing. The impact of these depends upon competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

         The Company's gross margin increased from 32.7% and 34.4% for the three and nine months ended August 31, 1994 to 38.0% and 38.2% for the three and nine months ended August 31, 1995, respectively. This results from a larger absorption of corporate overhead related to a shift in the current operating activity to more Medicare business, and the integration into current operations of Tri-Therapy, Inc. acquired in February, 1995 which is reflecting a gross margin of approximately 42.0%.

         Selling, general and administrative expenses have decreased as a percentage of revenue from 42.4% and 41.8% during the three and nine month periods ended August 31, 1994 to approximately 35.6% and 36.7% for the comparable periods of the current year. The higher fiscal 1994 percentages are primarily attributable to an increase in the allowance for doubtful accounts on trade receivables of approximately $1.4 million, the severance obligation to a previous officer of $310,000, and a charge of approximately $700,000 for estimated gross receipts taxes due to the Virgin Islands subsequently decreased to $260,000 in the fourth quarter of 1994.

         The decrease in SG&A expenses for the same periods of the current fiscal year are attributable to aggressive cost containment measures company-wide and the operational restructuring of the Company's New England Region, which has decreased salaries, rents, and other regional Homecare operating overhead. Additionally, reductions in Legal, Workers' Compensation, and Bad Debt expenses accounted for $275,000, $117,000 and $165,000, respectively. These reductions were due primarily to the hiring of an in-house legal representative, decrease in employees, and significantly improved collections of outstanding accounts receivable. The benefit of these reductions were partially offset by the Company's May 1, 1995 severance obligation to its former Chief Financial Officer.

         Interest and Other Income (Expense), net, was approximately $97,000 and $99,000 lower during the three and nine months ended August 31, 1995 as compared to comparable periods of 1994. This resulted from lower average borrowings under the Company's credit facility, the receipt of retroactive New York State Medicaid payments in fiscal 1994 for 1992, 1993, and 1994 services in connection with a suit filed by the New York State Association of Health Care Providers, Inc., and the gain realized from the sale of certain assets in Arizona, New York and California. These fiscal 1994 gains were partially offset by the estimated interest due on the Virgin Islands gross receipts tax.

         The effective tax rate for the provision for income taxes during the quarter ended August 31, 1995 differs from the statutory tax rate as a result of state and foreign (U.S. Virgin Islands) income tax provisions and adjustments to the valuation allowance.

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

         As of August 31, 1995, the Company has available Federal and state net operating loss carryforwards totaling approximately $4.0 million and $12.1 million, respectively, expiring through 2009. Additionally, as of this same date, the Company has available a foreign tax credit carryforward of approximately $285,000, expiring in 2000.

                        HOSPITAL STAFFING SERVICES, INC.
                           PART II - OTHER INFORMATION
                                 AUGUST 31, 1995


         ITEM 1.  LEGAL PROCEEDINGS
                  See Note 8 and Note 9 to the Notes to Consolidated Condensed Financial Statements. See also "ITEM 3 - LEGAL PROCEEDINGS" which is incorporated by reference from the Company's Annual Report in Form 10-K for the fiscal year ended November 30, 1994 filed with the Securities and Exchange Commission on March 14, 1995.

         ITEM 2.  CHANGES IN SECURITIES

                  See Note 8 (Commitments and Contingencies) concerning the issuance of shares of the Company's common stock. The Company authorized Continental Stock Transfer and Trust Company to issue 700,000 shares of the Company's common stock, par value $.001 per share, in connection with the settlement of a shareholder class action suit filed against the Company on October 13, 1992. This is in accordance with the Stipulation of Settlement approved by the court on June 30, 1995.

         ITEM 3.  DEFAULT UPON SENIOR SECURITIES

                  None.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

         ITEM 5.  OTHER INFORMATION

                  See Note 8 (Commitments and Contingencies) to the Consolidated Condensed Financial Statements concerning the settlement of the shareholder class action lawsuits and the payment of cash and issuance of shares of the Company's common stock in connection therewith.

 ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - None.

                  (b)      Reports - None.

                        HOSPITAL STAFFING SERVICES, INC.
                                   SIGNATURES
                                 AUGUST 31, 1995

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOSPITAL STAFFING SERVICES, INC.

                                    By:  /S/RONALD A. CASS
                                       -----------------------------
                                         Ronald A. Cass, Chairman
                                         Chief Executive Officer
                                         Chief Operating Officer and President
                                         Acting Chief Financial Officer

                                    Date:   OCTOBER 11, 1995