Form 10-K405
period 1995-11-30
HOSPITAL STAFFING SERVICES INC
filed 1996-02-27
CIK 731625

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended NOVEMBER 30, 1995
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                                (954) 771 - 0500

               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class               Name of each exchange on which registered
COMMON STOCK $.001 PAR VALUE                     NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

================================================================================

INDICATE BY CHECK MARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS); AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO ___

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO RULE 405 OF REGULATION S-K (SS. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X] [ADDED IN RELEASE NO. 34-28869 (P. 84, 709) EFFECTIVE MAY 1, 1991, 56. F.R. 7242.]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405).

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at January 31, 1996 was $11,355,227.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of January 31, 1996, 6,349,770 shares of common stock, par value $.001 per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART I

ITEM 1.     BUSINESS

     Hospital Staffing Services, Inc. and Subsidiaries (the "Company") is a Florida corporation which was incorporated in 1981. The Company's principal executive offices are located at 6245 North Federal Highway, Suite 400, Fort Lauderdale, Florida 33308-1900.

GENERAL

     The Company provides: (i) home health care and other in-home support services through its "HSSI HomeCare Group"; (ii) interim staffing of nurses and other medical personnel, primarily to hospitals through its "Travel Nurse Group"; and (iii) rehabilitation services, including physical, occupational, speech and other therapy services, primarily to manufacturing enterprises, long-term care facilities, counties, school boards, home care companies and through the Company's own clinics. These services are offered through a pool of caregivers operating within the Company's network which, as of November 30, 1995, consisted of 26 home health care branch offices in five states, active relationships for interim staffing needs with approximately 91 hospitals in 28 states and the U.S. Virgin Islands, and three rehabilitation clinics with two clinics located in Georgia and one clinic located in Tennessee.

HOME CARE GROUP

     SERVICES. The "HSSI HomeCare Group" offers a broad range of professional health care and support services to meet the medical and personal needs of individuals in their homes. These home care services provide an alternative to institutional care. These services include specialized skilled nursing services such as administration of infusion therapies (including chemotherapy, antibiotics, enteral and parenteral feeding), medical social work, standard skilled nursing services (such as changing of dressings, injections, catheterization and administration of medication), physical therapy, occupational therapy, speech therapy, home aide services (such as assistance with personal hygiene, dressing and feeding), and homemaker services (such as preparation of meals, light housecleaning and shopping). The home care services provided by the HSSI HomeCare Group are available twenty-four hours per day, seven days per week, on a live-in, hourly, shift or per visit basis.

     Based on published industry information, the Company considers home health care a rapidly growing and diverse industry. The National Association of HomeCare ("NAHC") estimates that home health care was a $26.5 billion industry in 1995. The industry has experienced an estimated annual growth rate of approximately 12% since 1991. The primary reasons for rapid growth in the home health care market include (i) the general aging of the U.S. population; (ii) the realization of substantial cost savings through treatment at home as an alternative to hospitalization; (iii) the fixed amount of Medicare reimbursement to hospitals based upon a patient's diagnosis, regardless of the cost of service, thereby providing hospitals with an incentive to minimize the length of patient stays and requiring an alternative means of patient care; (iv) advances in medical technology, which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; (v) the general preference of patients to receive treatment in a familiar environment; and (vi) the growing acceptance within the medical profession of home health care.

     HISTORY AND RECENT DEVELOPMENTS. The HSSI HomeCare Group began operation in 1990 with the Company's acquisition of the home health care division of Continental Health Affiliates, Inc. In 1991, the Company acquired substantially all of the assets, exclusive of accounts receivable, of CarePoint Personal Services d/b/a CarePoint Nursing Services. The Company has been refining its operating strategy for HSSI HomeCare Group since the 1990 acquisition. The 1992 federal investigation into the Medicare practices of the Company in Dade County, Florida, and the suspension of Medicare reimbursement to the Company's South Florida Medicare Providers led the Company to close down its South Florida Medicare operations (see "Dade County Investigation and Related Matters" herein). The situation in South Florida resulted in decreased revenue, cash flow tensions, and a diversion of resources and management's time and focus. In response to the financial and management strain, the Company evaluated the profitability of its various home care operations and decided to focus its home care business in the New England operating region (including Massachusetts, New Hampshire and Rhode Island) and the South Central operating region (including Tennessee and Mississippi). In keeping with this strategy, in August 1994, the Company sold its California, New York and Arizona home care operations, and in early fiscal 1995, the Company sold its remaining South Florida and Texas-based branches. The South Florida branch office was sold to the Company's Chairman and Chief Executive Officer. See Notes 2 and 6 to the accompanying consolidated financial statements for further discussion of the acquisitions and sales of the Company and their financial impact on the Company.

     The Company's current strategy anticipates focusing on smaller acquisitions in the New England and South Central operating regions to build the strength of the home care business in those regions. The Company is also considering geographic expansion beyond those regions.

     BRANCHES. The home health care industry is a localized industry. Patients and referral sources utilize home care services based in the immediate geographic area in which the services are required. Therefore, the Company's branch managers are responsible for the majority of the Company's home care development and networking efforts. Additionally, the Company's computer systems have been designed to allow the branches to handle certain administrative functions, such as entering plans of treatment. The generation of claims, invoices and payroll checks are performed at the regional level. This point of service process eliminates duplicate corporate efforts with respect to those functions and reduces the need for corporate personnel and overhead. Credit and collections functions for private pay and insurance beneficiaries who have a co-pay responsibility are all handled at the regional level.

     As of November 30, 1995, HSSI HomeCare operated 26 branches located within two regions: New England, encompassing Massachusetts, New Hampshire and Rhode Island; and South Central, encompassing Tennessee and Mississippi. During fiscal 1995, the "regionalization" of the Company's New England home care operations was completed. Consequently, as of November 30, 1995, all of the Company's home health care operations are fully independent with complete back office capabilities.

     DEVELOPMENT AND SALES. While clients select their own home health providers, they usually receive input from physicians, hospitals, nursing homes, community resources, other home health care agencies, managed care programs ("HMO's"), and state programs (collectively, "primary referral sources"). Therefore, the Company's coordinating and liaising efforts are predominantly directed at the primary referral sources. The Company believes the growth of its business depends on its ability to maintain and enhance current working relationships and establish and maintain new working relationships with these primary referral sources.

     Because the Company believes relationships with primary referral sources must be established on a local basis, the Company spends considerable resources in hiring branch clinical personnel and training such personnel in coordinating and liaison skills. While coordinating and liaising are primarily the responsibility of the branch office, members of the Company's senior management (including regional managers) devote considerable time in assisting the branch offices with these efforts.

     RECRUITMENT. The Company recruits personnel through its in-house corporate recruiting department in Fort Lauderdale, Florida. That department maintains a file of registered and licensed practical nurses, nurses' aides, home health aides and companions, and physical, speech and occupational therapists available for assignment. The Company recruits its personnel principally through referrals from its current personnel and through advertisements. The Company supplements its recruiting efforts with periodic direct mail solicitations to nursing schools, therapy schools and certified aide training programs. The Company conducts qualified educational training for its staff. Management believes that the experience and reputation of the Company for recruiting qualified medical personnel for its Travel Nurse Group have enhanced the Company's ability to recruit home health care personnel for the HSSI HomeCare Group. Demand for physical, occupational and speech therapists typically exceeds supply. The HSSI HomeCare Group has occasionally been unable to capitalize on opportunities due to the shortage of such therapists. The HomeCare Group has sought to address this shortage by offering attractive compensation packages to needed therapists.

     SEASONALITY. Traditionally, the business of the HSSI HomeCare Group has not been subject to material seasonal fluctuations.

     COMPETITION. The HSSI HomeCare Group faces competition from freestanding, independently owned Medicare/Medicaid certified and non-certified home health providers, hospital-based home health agencies, home care providers owned by or affiliated with other proprietary chains, and a variety of public and semi-public home care providers, such as home care divisions of state public health departments and visiting nurse associations. Some of these entities or their sponsoring organizations have capital resources substantially greater than those of the Company.

     Recent industry data published by NAHC indicates that there are in excess of 17,500 home care agencies (including home health agencies, home care aide organizations, and hospices) in the United States. This number of agencies reflects growth of home health care from, approximately, a $2 billion industry in 1980 to a $26.5 billion industry in 1995. The Company believes that no one company controls more than 10% of the current home care market.

     Since most home health care business is generated through referrals from primary referral sources, home care providers must compete to develop relationships with these key referral sources. Home care providers also compete to deliver high quality, accessible, cost effective services to their customers. Furthermore, providers must compete for the most qualified caregivers and also must strive to provide all of the home care services needed in the areas they serve.

     CUSTOMERS. The HSSI HomeCare Group does not depend upon a single customer or a few customers, the loss of which would have a material adverse effect on that group of the Company's business.

TRAVEL NURSE GROUP.

     SERVICES. The Travel Nurse Group provides registered nurses and other professional medical personnel, often referred to as "Travel Nurses", primarily to client hospitals on a contractual basis for periods generally ranging from 8 to 52 weeks, with the average being approximately 17 weeks. Clients utilize Travel Nurses to provide cost effective interim staff to meet predictable fluctuations in staffing requirements. In addition, unlike daily or other very short-term supplemental staff, Travel Nurses serve the client for a long enough period to function as permanent hospital staff. The ability of Travel Nurses to function as permanent staff improves the continuity and consistency of patient care and reduces the overall administration, orientation and supervisory requirements of the clients' permanent staff.

     Each of the programs administered by the Travel Nurse Group includes (i) recruitment and pre-screening of medical personnel to fill specific positions;
(ii) verification of valid state licenses and immigration status; (iii) completion of all applications and other administrative work; (iv) coordination of travel arrangements; and (v) preliminary orientation. The Company typically employs its Travel Nurses on a full-time basis for the period of each assignment. The Company also provides Travel Nurses with housing (or a housing subsidy) while on assignment, travel allowance, and other employee benefits, including malpractice and health insurance at little or no cost to the employee.

     HISTORY AND RECENT DEVELOPMENT. The Company has provided Travel Nurses to clients since 1981. All back office support for the Travel Nurse Group is provided through the Corporate office. When the Company entered the home care field in 1990, the Company shifted its primary focus to the development and operation of the HSSI HomeCare Group. The Company has developed the strategy and support for its home care operations and is now placing a renewed emphasis on the Travel Nurse Group. The Company anticipates an increase in marketing efforts for the Travel Nurse Group and continued efforts to expand and increase this line of business. This marketing effort will reflect and respond to the increasing consolidation among health care providers. The Company anticipates that, to the extent that the increased marketing and expansionary efforts result in increases in the dollar volume of business, the Travel Nurse Group will experience decreasing margins.

     CLIENTS AND MARKETING. As of November 30, 1995, active clients of the Travel Nurse Group consisted of approximately 91 hospitals and other clients located in 28 states and the U.S. Virgin Islands. Travel Nurses serve both for-profit and not-for-profit entities which range from small rural hospitals to major teaching and research institutions. The Company's typical client is a hospital with approximately 250 beds which is located in or near a major metropolitan area. Approximately 48% of Travel Nurse Group revenue for the fiscal year 1995 was from two hospitals and two small nursing home clients located in the U.S. Virgin Islands. The Company presently provides services to its U.S. Virgin Island client based on verbal agreements. However, a written agreement with the St. Thomas Hospital has been negotiated, and will be effective upon its signing by the appropriate U.S. Virgin Island government officials. The U.S. Virgin Island business and revenue has increased over the years relative to total Travel Nurse Group revenue.

     The Company markets Travel Nurses principally through its corporate sales department. The Company's marketing approach targets hospitals in major metropolitan areas and in other areas which are attractive from a patient census perspective and which also appeal geographically to Travel Nurses. In addition, the Travel Nurse Group targets niche markets, including home health agencies, clinics and per diem staffing companies. Marketing activities are conducted primarily by telephone contact, direct mail, attendance at national and regional conventions, seminars, and direct contact with providers of Healthcare
Services.

     Through years of recruiting nurses and other medical personnel, the Company has developed an extensive computer database of available, qualified personnel which enhances the Company's ability to match personnel with a client's specific needs. The Company believes its database serves as a competitive advantage in the interim staffing market.

     RECRUITMENT. The Company recruits personnel for its Travel Nurse Group through its in-house corporate recruiting department. Recruiting methods include national and local advertising, attendance at national and regional conventions, personal and professional referrals and the sponsoring of local seminars in selected cities throughout the United States and Canada. Approximately one-third of the Company's current Travel Nurses are recruited from Canada.

     The Company maintains an extensive database of information on qualified nurses and medical personnel. The aggregate database contains information on approximately 15,000 pre-screened personnel classified by skill, experience, and choice of and availability for assignments. The Company updates the database on a regular basis. When called upon to fill an assignment, the Company's recruiters can readily access this database to appropriately match a client's staffing needs with available personnel. Nurses and other medical personnel listed in the Company's database generally do not work exclusively for the Company.

     The Company believes the traveling nurse program is attractive to nurses because it provides an opportunity to combine work and travel. Demand for medical professionals in the Travel Nurse business is high. The Travel Nurse Group has addressed this shortage by offering attractive compensation packages to needed personnel, particularly physical, speech and occupational therapists. In addition, the Travel Nurse Group has not been able to capitalize on all of its opportunities due to the shortage of personnel.

     SEASONALITY. Historically, the Company's Travel Nurse business in the U.S. Virgin Islands has not been subject to material seasonal fluctuations. However, the Travel Nurse business in the rest of the United States has been seasonal, with demand for Travel Nurses being highest in the first and fourth quarters of the fiscal year (September through February) and lowest in the third quarter of the fiscal year (June through August). This is due largely to increased demand, particularly during the peak vacation period in Florida, coupled with an increase in the availability of nurses during the first and fourth quarters of the Company's fiscal year.

     COMPETITION. The Company's Travel Nurse Group competes with other professional medical recruitment organizations which offer the same or similar services provided by the Company. The Company's management believes that the Travel Nurse portion of the supplemental staffing market is highly fragmented. Management also estimates that the ten largest traveling nurse firms, which includes the Company, account for approximately 60% of the market. Certain of the Company's competitors have capital or other resources greater than those available to the Company. Competition for hospital clients is generally based upon the ability to provide qualified nurses and medical personnel on a timely basis to a hospital in a cost-competitive manner. Location of assignment, compensation and benefits are generally the principal factors considered by nurses and medical personnel when determining whether to become a traveling professional. The Company believes that it can effectively compete in the Travel Nurse market because of its long-standing position in the industry and established name recognition.

REHABILITATION GROUP

     On February 15, 1995, the Company acquired certain assets of a therapy company. As a result, the Company now has a rehabilitation line of business. The rehabilitation services offered by the Company include physical, occupational, speech and other therapy services, and are provided to manufacturing enterprises, long-term care facilities, hospitals, school boards, home care companies and through the Company's own clinics. The Company currently owns three clinics, two located in Georgia and one located in Tennessee.

REIMBURSEMENT AND PAYMENT SOURCES

     HOME HEALTH CARE AND REHABILITATION SERVICES.

     GENERAL. Most of the revenues of the Company are derived from Medicare, Medicaid, and other third-party payors, including local government health care programs, commercial insurance carriers, managed care entities, and nursing homes. The Company obtains an assignment of benefits from each patient which enables the Company to be paid directly by third-party payors for the reimbursable amounts of its charges. The Company's experience has been that insurance carriers typically reimburse between 80% to 100% of the Company's charges, and that the coverage policies may impose payment limitations. Where coverage policies do not provide coverage for 100% of the Company's charges, the balance of the Company's charges are the responsibility of the patient. Where patients have more than one source of coverage, the portion of the Company's charges that are not covered by a primary payor may be covered by a secondary payor.

     The Company reasonably expects to generate sufficient revenues from its third-party payors to cover its expenses. However, third-party reimbursement and coverage policies, and federal and state regulations, may change. Such unanticipated changes may affect the Company's expectations. Significant changes may be made in Medicare and other third-party payor programs, which changes could have a material impact on the Company's financial condition.

     Legislation has been or may be introduced in the Congress of the United States which, if enacted, could affect the financial operations of the Company by, for example, altering reimbursement by third-party payors such as Medicare and Medicaid, or by encouraging the growth of managed care networks. One such budget proposal would impose a prospective payment system applicable to Medicare-reimbursed home health services, and would include a "fail-safe" mechanism to automatically reduce all Medicare spending if certain federal budget projections are not realized. It is impossible to predict whether these or any other legislative or regulatory proposals will be enacted or promulgated, and if so, whether such changes would affect the Company's ability to remain competitive and/or the Company's level of reimbursement for medical services rendered by the Company.

     While occasional funding delays occur with respect to governmental payor sources, the Company generally has had adequate external funds available under its credit facility to finance temporary buildups in accounts receivable. In the case of Medicare, which is a cost-reimbursement program, the interest charges the Company incurs on outside borrowings are reimbursed to the Company to the extent that such charges are within the Medicare allowable cost limits.

     MEDICARE. A substantial portion of the revenues of the Company are derived from the federal Medicare program. Title XVIII of the Social Security Act authorizes Part A of the Medicare program, the health insurance program that pays for home health care services for covered persons (generally, those aged 65 and older and the long-term disabled). Home health care providers, including the Company, may participate in the Medicare program subject to certain conditions of participation and upon acceptance of a provider agreement by the Secretary of the Department of Health and Human Services. Only enumerated services, upon the satisfaction of certain coverage criteria, are eligible for Medicare reimbursement as a Medicare "provider".

     Currently, Medicare Part A reimburses providers for certain costs for certain home health care visits to eligible Medicare beneficiaries. There is no limit to the number of home health visits a beneficiary may receive. Covered services include part-time or intermittent skilled nursing care; physical, occupational, or speech therapy; medical social services; part-time or intermittent services of a home health aide; and certain medical supplies.

     Reimbursement is made on a reasonable cost basis subject to program-imposed cost per visit limitations applicable to each type of home health service. Medicare reimbursement does not include a profit factor. Medicare providers are subject to periodic audits of charges submitted for reimbursement, which could result in recoupment of payments previously made to the provider, or increases in payments to the provider.

     Medicare providers are also subject to regulation by state health care agencies, which award operating licenses and perform certain delegated administrative functions including certification (See "Regulation"). Failure to remain in compliance with any program requirements may subject the Medicare provider to fines, suspensions, or termination from the Medicare program. The Company is Medicare certified in its current home health care service areas. Management of the Company believes it is in material compliance with all relevant licensure and certification requirements imposed by those states. In areas where the Company is not certified as a Medicare provider, it may provide home health personnel on a subcontract basis to certified home health care providers, who in turn receive Medicare reimbursement.

     The Company closed its South Florida Medicare home health operations subsequent to fiscal year 1992 as a result of a suspension of Medicare payments relative to the South Florida operation. While the suspension of Medicare payments applied to all South Florida Medicare home health operations, to the best of the Company's knowledge, the related federal investigation did not involve any of the Company's operations outside of Dade County, Florida (See "Dade County Investigation and Related Matters"). As a result of the sale or nonrenewal of certain of the Company's Medicare certifications, the Company is no longer Medicare certified in Dade, Broward, and Palm Beach Counties, Florida (See "Regulation").

     MEDICAID. The Company derives a portion of its revenue from Medicaid reimbursement. Pursuant to the Medicaid program, the federal Government supplements funds provided by the various states for medical assistance to the indigent. Payment for home health care services rendered to eligible Medicaid recipients is made in an amount determined in accordance with procedures and standards established by state law under federal guidelines. States differ as to reimbursement policies and rates. However, in all states where the Company currently provides home health care services to Medicaid recipients, the Company is reimbursed on a fee schedule or prospective charge rate for its services. Medicaid reimbursement rates may be reduced in response to state economic and budgetary constraints.

     TRAVEL NURSE GROUP.

     The Travel Nurse Group's services are paid for directly by clients. Since the Company's inception in 1981, the Company has not experienced significant problems collecting its accounts receivable in a timely manner from its client hospitals other than those in the U.S. Virgin Islands. The Company's accounts receivable from the U.S. Virgin Islands was approximately $3.0 million as of November 30, 1995 (see Note 11 to the accompanying consolidated financial statements). As of January 31, 1996, approximately $2.2 million of the November 30, 1995 outstanding receivable balance from these customers remained unpaid, of which approximately $507,000 has been outstanding for greater than 180 days. Delayed receipts from the U.S. Virgin Islands sometimes requires the Company to delay payment to its vendors.

     NET REVENUE BY PAYOR SOURCE. While the Company does not, in all cases, track revenue by payor source, the following chart sets forth the Company's estimated percentage breakdown of net revenue by payor source for the five years ended November 30, 1995:

                                   1995      1994     1993(1)    1992      1991
                                   ----      ----     -------    ----      ----
HOME HEALTH CARE
Medicare                             59%       49%       44%       53%       44%
Medicaid(2)                           5%       15%       14%       10%       13%
Insurance Carriers                    3%        5%        6%        6%        8%
Private (Individuals)                 6%        6%        6%        7%        7%
Contract                              5%        7%        9%        6%        5%
Management Fees(3)                   --         1%       --        --        --
                                     ---       ---       ---       ---       ---
Total                                78%       83%       79%       82%       77%

TRAVEL NURSE                         20%       17%       21%       18%       23%

REHABILITATION                        2%       --        --        --        --
                                    ----      ----      ----      ----      ----
                                    100%      100%      100%      100%      100%
                                    ====      ====      ====      ====      ====

(1) During the fiscal year ended November 30, 1993, revenue was decreased by $6.9 million as a result of providing for estimated Medicare reimbursement disallowances related primarily to potentially non-reimbursable costs which were incurred during fiscal years 1991 and 1992 on subcontracted staffing for the Company's now closed Dade County Medicare offices. See Note 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.
(2) Medicaid revenue declined in fiscal 1995 as a result of the sale by the Company of its California and New York home health care operations in August 1994, and the Company's remaining Florida home health care operations in January 1995.
(3) Represents management services to third-party owned home health agencies.

REGULATION

     The Company is subject to various city, county and state payroll, occupational and professional licensing laws that apply to medical professionals. Many states have laws requiring training, monitoring and regulating of medical professionals. The nature of the services provided by the Company potentially exposes the Company to greater risks of liability for acts or omissions than are posed by other non-medical personnel service businesses. The Company maintains public liability and malpractice insurance in amounts which it deems adequate to protect against this potential risk.

     The federal government and all states in which the Company currently operates regulate various aspects of the Company's home health care business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to enable the Company to receive reimbursement for patient care services and supplies provided to Medicare beneficiaries. The Company has 23 branches which provide services covered by Medicare. As conditions of participation as a home health agency in the Medicare program, HCFA requires, among other things, satisfaction of certain standards with respect to personnel, services and supervision, the preparation of annual budgets, cost reports and capital expenditure plans, and the establishment of a professional advisory group that includes at least one practicing physician, one registered nurse and other representatives from related disciplines and consumer groups. The Medicare and Medicaid Patient and Program Protection Act of 1987 authorized the Office of Inspector General ("OIG") to exclude from the Medicare and Medicaid programs persons who engage in certain activities. The OIG has been given authority to exclude individuals and entities on any one of several grounds, such as criminal convictions relating to health programs and engaging in activities subject to criminal and civil penalties under the Social Security Act. The OIG has also authorized permissive exclusions derived from a criminal conviction, including convictions relating to fraud, license revocation or suspension, prior suspension or exclusion, failure to make certain disclosures, failure to grant immediate access and failure to take certain corrective actions. The exclusion may be for a period of three years, but the OIG has the authority to increase or decrease the period based on the existence of aggravating or mitigating circumstances, the degree of culpability, prior history of sanctions or offenses and other factors as justice may require. The regulations do not establish a precise time period for non-derivative permissive exclusions. Rather, the OIG considers aggravating and mitigating circumstances.

     Some states have enacted Certificate of Need ("CON") legislation requiring a provider to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval is dependent upon a demonstration that the need exists for such services in the area. In states having a CON requirement, HCFA will grant Medicare certification only to providers which have obtained a CON. As of November 30, 1995, of the five states in which the HSSI HomeCare Group operates, three have CON requirements. The Company operates in compliance with these requirements. To the extent that a provider has not obtained a CON with respect to a geographic service area in a state which requires one, the provider is unable to bill directly for services to Medicare-covered patients in that geographic service area. CONs limit the access of providers to markets and impose costs, because providers who wish to serve an area subject to CON legislation must be approved for a CON or purchase the CON of a qualified provider. Other providers will be unable to enter that market and bill for care to Medicare patients without obtaining a CON. As a result of the 1992 Dade County investigation (see below), the Company sold its CONs in Broward and Palm Beach Counties, and the CON in Dade County was not renewed.

     The Corporation is also subject to various local, state and federal environmental laws and regulations which regulate the discharge of materials into the environment or are otherwise designed to protect the environment. Management of the Company does not project that any material capital expenditures will be necessary for the Company to comply with such environmental laws and regulations.

DADE COUNTY INVESTIGATION AND RELATED MATTERS

     As reflected in prior annual and quarterly reports of the Company, the Company is involved in a federal investigation concerning the propriety of certain of its Medicare claims. On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the federal search warrants, the Company engaged legal counsel who initiated and directed an internal investigation into its Medicare claims processing system. The internal investigation focused on a review of the Company's compliance with applicable Medicare laws and regulations.

     On December 15, 1992, HCFA (through its fiscal intermediary) notified the Company of its decision to suspend reimbursement to the Company's South Florida Medicare Providers. Such suspension of Medicare payments in South Florida was based, in part, upon allegations of fraud arising from the federal investigation into claims that were submitted to Medicare for services that were not rendered. Management believes that the alleged violations and investigation relate to services performed by the Company's Dade County provider and to the allocation of certain corporate overhead costs to that provider and other of the Company's providers. Neither the federal investigation nor the reason for the suspension relates to services performed by any other of the Company's former or existing Medicare providers.

     In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company curtailed its operations in Dade, Broward and Monroe counties, terminated its subcontracting relationships with staffing providers in South Florida, and ultimately ceased operations.

     Subsequent to December 1992, the Company continued to operate its Medicare Provider in Palm Beach County, Florida at a substantial cost to the Company in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payment to its South Florida operations. Therefore in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare Branch. The Company currently has no Medicare operations in Florida.

     As of November 30, 1992, based on information available to management at that time, the Company provided for estimated Medicare reimbursement disallowances for potentially non-reimbursable costs incurred in fiscal years 1991 and 1992. As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company undertook an internal review program, which included obtaining advice and consultation from counsel specializing in Medicare law, engaging a criminal defense attorney, and implementing a billing review and submission program.

     As of November 30, 1994, the Company had completed the billing program with respect to all visits not subject to a claim of untimely filing. While the majority of fiscal years 1991 and 1992 claims were billed, a number of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's consolidated financial statements.

     The estimated settlement amounts due to the Company as reflected in the accompanying consolidated balance sheets, as well as net revenue from services presented in the accompanying consolidated statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of November 30, 1995 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare as recorded in the Company's consolidated balance sheet as of November 30, 1995 are realizable at their recorded amount.

     In December 1992, as a result of the South Florida Medicare investigation, the Company's Board of Directors appointed a special committee of its Board of Directors to work with legal counsel to oversee the defense of the federal investigation, and to otherwise review the Company's Medicare operations in South Florida. The special committee had the responsibility of conducting, through counsel, an internal investigation into the underlying facts and circumstances which gave rise to the execution of the search warrants. While the special committee received information suggesting that employees of the Company may have been involved in Medicare improprieties, such information has neither been substantiated nor disproved. Future action by the Board of Directors could include consideration of legal action against any individuals or entities whose actions adversely affected the Company.

     As of February 1996, 38 months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company has been the subject of an investigation by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. The SEC has not instituted any enforcement proceedings against the Company and any resolution of the matter with the United States Attorney's Office would not necessarily resolve any potential future action by the SEC.

BACKLOG OF ORDERS

     The Company does not have a waiting list for its home care or rehabilitation services. The Company's Travel Nurse Group has a backlog since it is sometimes unable to immediately match a medical professional with the medical skills or location required by the assignment.

EMPLOYEES

     Exclusive of medical personnel (caregivers), as of November 30, 1995, the Company had approximately 300 full-time employees. For the week ending November 30, 1995, the Company employed approximately 1,500 caregivers for the HSSI HomeCare Group, the Travel Nurse Group and its rehabilitation services. These caregivers do not necessarily work full-time shifts. The Company's employees are not represented by a union and the management of the Company considers relations with employees to be satisfactory.

ITEM 2.     PROPERTIES

     The Company's headquarters are in office facilities at 6245 North Federal Highway, Suite 400, Fort Lauderdale, Florida. During the fourth quarter of 1994, in connection with the downsizing of its corporate office, the Company terminated its old lease early and simultaneously entered into a new lease to reflect the reduction in its needed space. The new lease consists of approximately 7,900 square feet and expires in January, 2000, subject to one five-year renewal period, and provides for an annual base rental of approximately $95,000. In connection with this early termination, the Company agreed to a penalty of $800,000 in exchange for the landlord's release of the Company from approximately $1.5 million in future minimum rentals. On November 1, 1994, $100,000 of the penalty was paid. The $700,000 balance was scheduled to be paid on November 1, 1995. Instead of the scheduled payment, the Company executed a Promissory Note under which the Company made an initial cash payment of $150,000 plus accrued interest at the rate of 11% and agreed to make, beginning on January 1, 1996, twelve equal monthly installments of principal and interest in the amount of approximately $48,610. The Company has made the January and February payments under the Promissory Note (See Note 7 to the accompanying consolidated financial statements). In addition, the Company leases all of its branch office locations with terms generally from one to three years.

ITEM 3.     LEGAL PROCEEDINGS

     The Company, in the ordinary course of business, is subject to certain claims and lawsuits. The Company maintains insurance in such amounts and with such coverages and deductibles as management believes are reasonable and prudent. The principal risks that the Company insures against are workers' compensation, director and officer liability, personal injury, bodily injury and professional malpractice. There is no assurance that the Company's insurance coverage will be sufficient to cover the liabilities resulting from claims brought against the Company.

     Significant legal matters outside the ordinary course of business as of November 30, 1995 were as follows:

     WALTER ROE AND MATT SANSEVERIO, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED VS. HOSPITAL STAFFING SERVICES, INC., LEONARD J. CASS, RONALD
A. CASS, BRIAN M. LECHNER, JACK R. KRONFELD AND ARTHUR ANDERSEN & COMPANY (Case No. C92-4101CAL).

     On October 31, 1992, plaintiffs filed a proposed class action alleging, in general, that the Company and certain of its officers and directors violated provisions of the Securities Exchange Act of 1934 by issuing allegedly false and misleading statements during the period February 19, 1991, through July 15, 1992.

     On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend this class action as well as the potential for an adverse judgment, versus the settlement amount sought by the plaintiff class, agreed to a proposed settlement between the Company and the plaintiff class. Based on the value of the common stock issuance and cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal 1994 consolidated statement of operations to accrue the estimated settlement liability. At a June 30, 1995 hearing, the court approved the settlement and ordered the dismissal of the claims of all class members against the Company and the other defendants as described in the Stipulation of Settlement. The court's judgment is now final and the required cash payment plus the shares of common stock have been deposited with the escrow agent.

     WIDER V. HOSPITAL STAFFING SERVICES, INC., RONALD A. CASS, LEONARD J. CASS, BRIAN M. LECHNER AND ARTHUR ANDERSEN & COMPANY, (Case No. 93-1013 CIV-GONZALEZ). The WIDER matter, a proposed class action, was filed November 24, 1993. In substance, the complaint contained the same allegations as the ROE amended complaint. The plaintiffs in WIDER stipulated to dismissal of the case, in view of the settlement in the ROE matter. On October 30, 1995, an Order of Dismissal was entered by the Court.

     For information with respect to the federal investigation of South Florida Medicare practices and HCFA suspension, see "Regulation" and "Dade County Investigation and Related Matters".

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The 1994 Annual Meeting of Shareholders of the Company was held in Fort Lauderdale, Florida on November 17, 1995. The following individuals were elected as directors to hold office until the next annual meeting of shareholders or until their successors have been elected and duly qualified:

     DIRECTOR                           SHARES FOR           SHARES WITHHELD
     --------                           ----------           ---------------
     Ronald A. Cass                      4,906,178               183,946
     Robert B. Fields                    4,911,278               178,846
     William F. McConnell                4,905,478               184,646
     Hector L. Ziperovich, M.D.          4,911,778               178,346

     Shareholders also acted upon the following proposal at the Annual Meeting:

     Ratified the appointment of Arthur Andersen LLP as independent auditors of the Company for the fiscal year ending November 30, 1995. Votes totaled 5,031,510 for; 35,611 against; and 23,003 abstentions.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

     The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's credit agreement precludes the Company from paying any dividends or purchasing, redeeming or retiring any of its capital stock without the prior written consent of the lender. Notwithstanding the above, holders of the Company's common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors and paid out of funds legally available therefore. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition, capital requirements and lender restrictions, if any, as well as such other factors as the Company's Board of Directors may consider. As of January 31, 1996, there were 454 holders of the Company Common Stock and approximately 3,000 beneficial holders.

     As of June 1, 1992, the Company's common stock commenced trading on the New York Stock Exchange, Inc. ("NYSE") under the symbol HSS. Prior thereto, the Company's common stock traded in the over-the-counter market on the NASDAQ National Market System under the symbol HSSI. The following table sets forth, for the period indicated, the high and low closing sales prices for the Company's common stock as reported on the NYSE.

                                                            HIGH           LOW
                                                            ----           ---
     FISCAL YEAR    1995
                    First Quarter                          $1 3/4         $1 1/8
                    Second Quarter                          2 1/4          15/16
                    Third Quarter                           2 1/2          1 5/8
                    Fourth Quarter                          2 3/8          1 3/4
     FISCAL YEAR    1994
                    First Quarter                          $3 7/8         $1 3/4
                    Second Quarter                          3 3/4          2 7/8
                    Third Quarter                           3 1/4          1 7/8
                    Fourth Quarter                          2 1/8          1 5/8


ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data for the five years ended November 30, 1995 have been compiled by the Company from its consolidated financial statements which have been audited by independent certified public accountants.

                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                         YEARS ENDED NOVEMBER 30,
                                                                         ------------------------
SELECTED FINANCIAL DATA:                                1995(1)       1994       1993(2)       1992       1991(3)
                                                        -------       ----       -------       ----       -------
Net revenue from services                               $56,186     $78,624      $84,061     $120,591     $90,121
Cost of services                                        $33,626     $50,703      $56,934      $79,848     $57,994
Gross margin                                            $22,560     $27,921      $27,127      $40,743     $32,127
Selling, general and administrative
     expenses                                           $21,113     $36,970      $33,860      $45,978     $27,424
Income (loss) before income taxes and
     cumulative effect of change in
     accounting principle                               $1,202      ($8,896)     ($6,454)     ($4,824)     $4,511
Income (loss) from continuing
     operations before cumulative
     effect of change in accounting
     principle                                          $1,903     ($11,417)     ($5,858)     ($3,185)     $2,711

Primary earnings (loss) from
    continuing operations per
    common and common shares
    equivalent before cumulative
    effect of change in accounting
    principle                                            $0.32       ($2.02)      ($1.04)      ($0.58)      $0.57
Fully diluted earnings (loss) from
    continuing operations per
    common and common shares
    equivalent                                             N/A          N/A          N/A          N/A       $0.55

                                                                                NOVEMBER 30,
                                                                                ------------
                                                         1995         1994         1993         1992     1991(3)(4)
                                                         ----         ----         ----         ----     ----------
BALANCE SHEET DATA:
Total Assets                                           $23,371      $24,413      $34,690      $45,785    $41,867
Long-term debt, including current portion               $1,173           --           --           --     $2,500
Notes Payable - Severance Obligations                   $1,017       $1,000           --           --         --
Stockholders' equity                                   $11,075       $8,035      $19,276      $24,905    $27,120

---------------------
     (1) On August 31, 1994, the Company sold its California, New York, and Arizona home health care operations. In January and March of fiscal 1995 the Company sold its Florida and Texas home care operations. These sold operations contributed approximately $25.5 million to net revenues in fiscal 1994. During fiscal 1995, the Company was able to maintain its ongoing revenue base in its home health care operations and experienced modest growth in select areas.

     (2) During the fiscal year ended November 30, 1993, revenue was decreased by $6.9 million as a result of providing for estimated Medicare reimbursement disallowances related primarily to potentially non-reimbursable costs which were incurred during fiscal years 1991 and 1992 on subcontracted staffing for the Company's now closed Dade County Medicare offices. See Note 7 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     (3) Effective February 24, 1991, the Company acquired substantially all of the assets of CarePoint which were accounted for under the purchase method of accounting and accordingly, the results of operations of CarePoint subsequent to those respective dates are included herein.

     (4) In 1991, the Company issued an additional 1,151,400 shares of Common Stock in a secondary public offering and received approximately $10,300,000 in net proceeds in connection therewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company provides: (i) home health care and other in-home support services, (ii) interim staffing of nurses and other medical personnel, primarily to hospitals and (iii) rehabilitation services, including physical, occupational, speech and other therapy services. These services are offered through a pool of caregivers operating within the Company's network which as of November 30, 1995 consisted of 26 home health care branch offices in five states, active relationships for interim staffing needs with approximately 91 hospitals in 28 states and the U.S. Virgin Islands and three rehabilitation clinics with two clinics located in Georgia and one clinic located in Tennessee.

     On August 31, 1994, the Company sold its California, New York, and Arizona home health care operations. In January and March of fiscal 1995 the Company sold its Florida and Texas home care operations. These sold operations contributed approximately $25.5 million to net revenues in fiscal 1994. During fiscal 1995, the Company was able to maintain its ongoing revenue base in its home health care operations and experienced modest growth in select areas as discussed below.

     On February 15, 1995, a wholly-owned subsidiary of the Company acquired certain fixed and intangible assets of a therapy company. The purchase price included the forgiveness of trade accounts receivable owed to the Company and the issuance of a promissory note with the balance due in equal annual payments over the next five years.

Results of Operations

     The following table sets forth for the periods indicated the net revenue by operating group in the Company's statement of operations:

                                                          (IN MILLIONS)
                                                  FISCAL YEARS ENDED NOVEMBER 30,
                                                  -------------------------------
OPERATING GROUP:                          1995                1994                  1993
----------------                ----------------------------------------------------------------
Home Care Group                    $43.9       78%      $65.6       83%      $66.2        79%
Travel Nurse Group                 $10.9       20%      $13.0       17%      $17.9        21%
Rehabilitative Group (Therapy)      $1.4        2%        --        --%        --         --%
                                ----------------------------------------------------------------
Total Net Revenue                  $56.2      100%      $78.6      100%      $84.1       100%

                  The following table sets forth certain items included in the Company's Consolidated Statements of Operations as a percentage of the Company's revenue for the periods indicated:

                                                    PERCENTAGE OF REVENUE
                                                    ---------------------
                                                   YEARS ENDED NOVEMBER 30,
                                                   ------------------------
                                                1995        1994        1993
                                                ----        ----        ----
Net revenue from services                      100.0%      100.0%      100.0%
Cost of services                                59.8%       64.5%       67.7%
Gross margin                                    40.2%       35.5%       32.3%
Selling, general and administrative expenses    37.6%       47.0%       40.3%
Other income/(expense), net                     (0.4)%       0.2%        0.3%
Net income/(loss) before income taxes and
      cumulative effect of change in
      accounting principle                       2.1%      (11.3)%      (7.7)%
Net income/(loss)                                3.4%      (14.3)%      (7.0)%

     The following unaudited selected proforma financial data represents ongoing operations net of sold operations described above, and should be read in conjunction with the consolidated financial statements and related notes herein:

                                                    (IN MILLIONS)
                                                    -------------
                                                YEARS ENDED NOV. 30TH
                                                ---------------------
Proforma Selected Financial Data -
      Ongoing Operations                    1995                    1994
                                            ----                    ----
Net Revenue from Services            $55.7       100.0%        $53.1      100.0%
Cost of Services                     $33.1        59.4%        $32.5       61.2%
Gross Margin                         $22.6        40.6%        $20.6       38.8%


Comparison of 1995 to 1994

     NET REVENUES. Net revenues decreased approximately $22.4 million, or 28.5%, from $78.6 million in Fiscal 1994 to $56.2 million for the year ended November 30, 1995. This decrease is directly attributable to the sale of the Company's home health care operations in California, New York, and Arizona on August 31, 1994 and the sale of its Florida and Texas operations in January and March of Fiscal 1995. In Fiscal 1994, these sold operations contributed in excess of $25.5 million to consolidated revenue.

     Net revenues from services provided by the Company's HomeCare Group decreased approximately $21.7 million, or 33.1%, to $43.9 million for the year ended November 30, 1995, from approximately $65.6 million for the year ended November 30, 1994. These decreases in revenues are principally due to the sale of certain Company operations previously discussed, offset by an increase in net revenues within ongoing Homecare operations of approximately $2.4 million, or 5.9%, from $41.0 million to $43.4 million for the fiscal years ended November 30, 1994 and 1995, respectively. The growth is attributed to increased Medicare business within remaining Homecare operations.

     The revenues for the Company's Travel Nurse Group were down approximately $2.1 million, or 16.0%, from $13.0 million in Fiscal 1994 to $10.9 million in Fiscal 1995 due primarily to reduced demand for contract nursing staff in serviced hospitals.

     Since the acquisition, during its first nine months of operations in fiscal 1995, the Company's rehabilitative service business generated net revenues of approximately $1.4 million. The focus of this group will be on hospital rehabilitation facility management, providing therapy services to other home care companies, and expansion of its existing clinics in Georgia and Tennessee.

     COST OF SERVICES. The cost of services for the HomeCare Group decreased approximately $16.4 million, or 40.8%, from approximately $40.2 million to approximately $23.8 million for the fiscal years ended November 30, 1994 and 1995, respectively. The primary reasons for this reduction are the sale of certain HomeCare operations, discussed earlier, and lower estimated litigation losses based upon favorable trends in the resolution of certain independent contractor claims related to the Dade County operations as discussed in Part I. This reduction in estimated litigation losses resulted in decreased costs of services in the fourth quarter by approximately $715,000.

     Cost of services from the Travel Nurse Group decreased to $8.9 million in the year ended November 30, 1995 from $10.5 million in the year ended November 30, 1994. The decrease in cost of services is attributable to a reduction in contracts primarily due to cutbacks of open positions (less demand for nurses) at various hospitals within the current services areas.

     The cost of services for the Company's rehabilitative services group were approximately $848,000 during its first nine months of operation.

     GROSS MARGIN. The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients or amounts reimbursed by third party payors and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits.

     The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors vary due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

     The Company's gross margin decreased approximately $5.3 million, or 19.0%, from $27.9 million in fiscal 1994 to approximately $22.6 million in fiscal 1995. This resulted from the sale of certain Company operations previously discussed. As a percentage of revenue, gross margin increased from 35.5% to approximately 40.2% for the years ended November 30, 1994 and 1995. This increase resulted from the sale of low performing operations, the improvement of the expected settlement of certain claims discussed above, and a general improvement in operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses decreased from approximately $37.0 million, or 47.0% of net revenue, during 1994 to approximately $21.1 million, or 37.5% of net revenue, during 1995. The 1995 decrease is attributable to operations of the Company being sold in late 1994 and early 1995, offset by certain employee severance costs and litigation settlements. Bad debt expense decreased $1.8 million from $2.4 million, or 3.1% of net revenues, in fiscal 1994 to approximately $553,000, or 1.0% of net revenues, in fiscal 1995. The principal reason for this is the additional reserves required, in fiscal 1994, related to the accounts receivable from sold operations.

     INTEREST AND OTHER INCOME(EXPENSE). The net amount of interest and other income/(expense), changed from net income of $153,049 in 1994 to expense of $245,319 in 1995. This change resulted primarily from the recognition of the gain on the Company's sale of its California, New York, and Arizona home health care operations in the amount of $300,000 in fiscal 1994. Interest costs were lower in 1995 due to average outstanding borrowings being less than they had been in 1994.

     PRE-TAX NET INCOME. Pre-tax net income increased by approximately $10.1 million from approximately ($8.9) million for the fiscal year ended 1994 to approximately $1.2 million for the fiscal year ended 1995, and increased as a percentage of revenue from (11.3)% to 2.1%.

     INCOME TAXES. The Company recognized a net benefit for income taxes for the fiscal year ended November 30, 1995 of approximately $701,000 primarily as a result of certain tax deductible legal settlements which can be carried back to recover income taxes previously paid by the Company. The provision (benefit) for income taxes from 1995 to 1994 changed significantly as a result of the recognition of certain deferred tax assets which were fully reserved in fiscal 1994. See Note 8 to the Consolidated Financial Statements.

Comparison of 1994 to 1993

     Net revenue for the fiscal year ended November 30, 1994 decreased approximately $5.4 million (6.5%) from revenue for fiscal year 1993. In the absence of the $6.9 million provision for estimated Medicare reimbursement disallowances recorded as a reduction of revenue in fiscal year 1993 (see below) net revenue for fiscal year ended November 30, 1994 decreased approximately $12.3 million (13.6%) from revenue for fiscal year 1993.

     This decrease is attributable, in part, to the downsizing of the Company's South Florida Medicare offices which began in December 1992 and which were effectively closed by the end of the quarter ended February 28, 1993 (See "Dade County Investigation and Related Matters"). The remaining decrease in net revenue during fiscal year 1994 is primarily attributable to four factors. First, the August 31, 1994 sale of the Company's California, New York and Arizona home health care operations which had contributed revenue of approximately $8 million in the fourth quarter of fiscal year 1993. Second, revenue for the Travel Nurse Group declined by approximately $4.9 million in 1994 due to less demand for contract nursing staff in serviced hospitals. Thirdly, an additional provision was recorded as a reduction of revenue for estimated reimbursement disallowances on the Company's non-South Florida Medicare receivables in connection with management's continuing review of its estimated reimbursement disallowances. Lastly, certain 1993 and 1994 home care visits that were initially considered reimbursable by the Medicare program were determined as part of the Company's internal patient chart review during the second quarter of 1994 to be reimbursable by other payor sources. As these other payor sources have yet to be identified and billing for these services has therefore not occurred, a reduction of revenue of approximately $800,000 was recorded.

     Net revenue from services from HSSI HomeCare decreased to $65.6 million in the year ended November 30, 1994 from $66.2 million in the year ended November 30, 1993. In the absence of the $6.9 million provision for estimated Medicare reimbursement disallowances recorded in fiscal year 1993 (see below) net revenue from home health care operations decreased by $7.5 million between the two years. Cost of services from HSSI HomeCare decreased to $40.7 million in the year ended November 30, 1994 from $42.8 million in the year ended November 30, 1993. The decreases in net revenue from services and cost of services are attributable to the factors discussed in the paragraph above.

     Net revenue from services from the Travel Nurse Group and supplemental staffing services decreased to $13 million in the year ended November 30, 1994 from $17.9 million in the year ended November 30, 1993. Cost of services from the Travel Nurse Group and supplemental staffing services decreased to $10.5 million in the year ended November 30, 1994 from $14.1 million in the year ended November 30, 1993. The decreases in net revenue from services and cost of services are attributable to a reduction in contracts primarily due to cutbacks of open positions (less demand for nurses) at various hospitals within the current services areas.

     The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients or amounts reimbursed by third party payors and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits.

     The Company's gross margin increased by 3.3% to approximately 35.5% for the year ended November 30, 1994 from approximately 32.2% for 1993. Most significantly, the Company's 1994 gross margin was higher than in 1993 because of the 1993 $6.9 million reduction of revenue from recording a provision for estimated Medicare reimbursement disallowances as discussed below. Secondly, gross margin in 1994 was positively impacted by a decrease in the use of independent contractors for providing home health care services, most notably in the Company's South Florida Medicare business whose operations ceased at the end of the first quarter of fiscal 1993. The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors vary due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

     Selling, general and administrative expenses increased from approximately $33.9 million or 40.3% during 1993 to approximately $37.0 million or 47.0% during 1994. The 1994 increase is attributable to a number of factors. These factors include an increase in the trade accounts receivable bad debt provision over the prior year amounting to approximately $1 million resulting from an on-going analysis of accounts receivable whereby the Company revised its estimate of collectability, a severance obligation to a previous officer of approximately $310,000 (see Note 6 to the consolidated financial statements), and to a previous key employee of approximately $85,000, the probable settlement of the two shareholder suits of approximately $1.9 million (see Note 7 to the consolidated financial statements), a lease penalty of approximately $400,000 incurred on terminating the old and entering into a new Corporate office lease net of the remaining pro rata future payments under the old lease (see Note 7 to the consolidated financial statements) and an accelerated severance obligation to a current officer of $1 million (see Note 6 to the consolidated financial statements).

     In light of the 1994 loss from operations, that portion of the 1993 bonus accrual which had not been reversed as of November 30, 1993, approximately $300,000, was reversed during 1994. No accrual was recorded for bonuses during 1994.

     Interest and other income (expense), net, decreased approximately $125,000 during the year ended November 30, 1994 from the comparable year ended November 30, 1993. The decrease resulted primarily from the receipt of $900,000 in 1993 of insurance proceeds in connection with the original proposed shareholder class action suit (See Note 7 to the consolidated financial statements). No such proceeds were received in 1994. Offsetting the amount of this decrease is an approximately $300,000 gain on the 1994 sale of the Company's California, New York, and Arizona home health care operations. Further offsetting the decrease between years is the lower interest costs in 1994 on outside indebtedness as the Company's 1994 average outstanding borrowings were less than they had been in 1993.

     The provision (benefit) for income taxes from 1993 to 1994 also changed significantly as a result of the Company's decision to fully reserve its net deferred tax asset resulting in an increase in the income tax provision of $2.1 million (See Note 8).

Liquidity and Capital Resources

     General. The Company's capital requirements consist of funding current operations, expanding services provided by its home care, staffing and rehabilitative businesses, and the acquisition of compatible companies that can be integrated with existing operating units.

     The Company expects to meet short-term liquidity needs through cash flow and borrowings available under its new credit facility as discussed below.

     Prior Line of Credit. At November 30, 1995, under an arrangement with a commercial finance company, the Company had a $15 million uncommitted revolving line of credit, of which $2.0 million was reserved to support a standby letter of credit for the benefit of the Company's workers' compensation insurance carrier (the "Prior Line of Credit"). Amounts outstanding under the Prior Line of Credit accrued interest at the rate of prime plus two percent per annum payable monthly, and were secured by substantially all of the Company's assets. Loan activity (exclusive of the $2.0 million reserved to support the standby letter of credit for the Company's workers' compensation insurance carrier) for the two years ended November 30 was as follows:

                                               (IN MILLIONS, EXCEPT PERCENTAGES)
                                                        1995        1994
                                                        ----        ----
Maximum outstanding                                     $2.1        $5.1
Borrowings outstanding at November 30, 1995             $0.8        $0.3
Amount available for additional borrowing               $0.4        $1.0
Weighted average interest rate                           21%         17%

     The New Line of Credit. In February 1996, under an arrangement with a commercial finance company, the Company entered into a new $8 million uncommitted revolving line of credit, of which $1.8 million was reserved to support a standby letter of credit for the benefit of the Company's workers' compensation insurance carrier (the "New Line of Credit"). Like the Prior Line of Credit, the amount of the New Line of Credit available to the Company at any time is determined primarily by the eligible accounts receivable, as defined. Although the Company's Prior Line of Credit was for $15 million rather than $8 million, the New Line of Credit increases the Company's base of borrowing, because the new loan agreement contains a less restrictive definition of eligible accounts receivable. A comparison on a proforma basis of the Prior Line of Credit with the New Line of Credit as of November 30, 1995 reflects that the permitted borrowing under the Prior Line of Credit was $1.1 million and under the New Line of Credit (taking into account the amounts reserved under each line of credit to support the standby letter of credit referenced above) would have been $4.6 million for a $3.5 million increase in available borrowing. While the interest rate on the amount outstanding under the New Line of Credit is unchanged from that on the amount outstanding under the Prior Line of Credit, administration fees and charges related to the New Line of Credit are greatly reduced.

     Early retirement of the Prior Line of Credit will result in the Company incurring a penalty of approximately $150,000 and the write-off of unamortized loan costs in the amount of approximately $144,000, the aggregate of which will be recorded as a charge in the first quarter of 1996.

     Restrictive Covenants under the New Line of Credit. The Company's New Line of Credit contains certain restrictive covenants precluding the Company from paying any dividends, other than stock dividends, or purchasing, redeeming or retiring any of the Company's capital stock. In addition, as with the Prior Line of Credit, if written contracts are not finalized with the government agencies operating the two hospitals in the U.S. Virgin Islands to which the Company provides Travel Nurse services, the commercial finance company providing the New Line of Credit may restrict the definition of those eligible accounts receivable, so that no U.S. Virgin Island accounts receivable are included. While this restriction would have limited the amount available to the Company under the New Line of Credit by approximately $1.7 million, as of November 30, 1995 the permitted borrowing under the new line of credit would still be substantially greater than under the Prior Line of Credit (See Note 4).

     Trade Accounts Receivable. At November 30, 1995 and 1994, the Company had outstanding accounts receivables, net of allowances for doubtful accounts, of approximately $6.1 million and $7.6 million, respectively. During Fiscal 1995, the Company's ability to convert receivables to cash improved significantly, particularly within ongoing home care operations. The improvement in conversion of receivables to cash resulted primarily from the transfer of billing and collection activities from the central to the regional level, and the recruiting of qualified staff to administer this process at the regional level. For the fiscal year ended November 30, 1995, turnover of accounts receivable increased 19.7%, from 2.96 to 3.54 times per year and average days outstanding decreased 16.4%, from 123 days to 103 days. The improvements in conversion of receivables increased cash by approximately $1,200,000. The improvement in conversion of receivables to cash did not occur in the U.S. Virgin Islands accounts. The Company's U.S. Virgin Island clients are traditionally very slow-paying clients. At November 30, 1995 and 1994, the average days outstanding for the U.S. Virgin Island accounts were 198 and 142 days, respectively.

     During the third and fourth quarters of 1995, all outstanding accounts receivables relating to sold operations were written off as uncollectible. These outstanding accounts receivables amounted to approximately $1,200,000 and were fully reserved at November 30, 1994. Cash recoveries of these write-offs, subsequent to year end 1995, were approximately $157,000 and minimal future recoveries are expected.

     Settlements due to and due from Medicare. Periodically, the Company estimates settlements due to the Medicare Program. The estimated settlement amounts due are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and 2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans, 2) incurring additional borrowings under the New Line of Credit, if available, or 3) using proceeds from additional capital that may be raised. However, there are no assurances that the Company will be able to successfully utilize any of these three funding options. For the twelve months ended November 30, 1995, the Company had received notification from the Medicare program's fiscal intermediaries of approximately $2,400,000 due to Medicare. As of November 30, 1995, $78,000 of this amount had been repaid as the first payment of an 11 month repayment plan applicable to $859,000 of the noticed debt. As of November 30, 1995, the intermediaries were not pursuing the remaining $1,500,000 amount because the future settlement of certain provider cost reports of the Company are expected to result in amounts in excess of $1,500,000 due to the Company from Medicare. These future settlements will be used to offset the $1,500,000 due to Medicare.

     In addition to external sources, the Company generates or uses cash in its operating activities. Net cash generated by (used in) operating activities was $109,552, ($630,475), and $333,394 in fiscal years 1995, 1994 and 1993, respectively.

     Cash Position. In addition to cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Significant investing activities for the twelve months ended November 30, 1995 consisted of liquidating the Company's short-term investments to satisfy cash flow requirements. Additionally, in connection with the shareholder class action settlement, as previously discussed, a Money Market account was established in the second quarter of 1995 to accumulate funds to liquidate the shareholder obligations which became due in July and August 1995. The Company's principal financing activities for the fiscal year ended November 30, 1995 consisted of net borrowings under the Prior Line of Credit.

     Net Working Capital. As of November 30, 1995, the Company had current assets of approximately $20.2 million and current liabilities of approximately $11.4 million, resulting in net working capital of approximately $8.8 million and a current ratio of 1:8x. This compares to working capital of approximately $6.0 million and a current ratio of 1:4x at November 30, 1994. Cash and cash equivalents were approximately $1.7 million at fiscal year ended November 30, 1995.

     The increase in working capital for fiscal 1995 was primarily due to the liquidation of a current liability in the amount of $1,137,500 by issuing of 700,000 shares of common stock at $1-5/8 per share. As of November 30, 1995, the Company's commitments that would require large or unusual amounts of cash, consisted of office rents, repayments to the Medicare program, the severance obligation to a former officer and an amount due its current Chairman and Chief Executive Officer (See Notes 6 and 7).

Seasonality

     Historically, the Company's Travel Nurse business in the U.S. Virgin Islands has not been subject to material seasonal fluctuations. However, the Travel Nurse business in the rest of the United States has been seasonal, with demand for Travel Nurses being highest in the first and fourth quarters of the fiscal year (September through February) and lowest in the third quarter of the fiscal year (June through August). This is due largely to increased demand, particularly during the peak vacation period in Florida, coupled with an increase in the availability of nurses during the first and fourth quarters of the Company's fiscal year. The Company's Homecare business has not been subject to material seasonal fluctuations.

Impact of Inflation

     Inflation, while moderate, continues to increase the cost of goods and services purchased by the Company. Inflation is considered in all contract proposals developed for hospital and home care clients. Historically, inflation has not had a significant impact on the operations of the Company.

Statement of Financial Accounting Standards SFAS No. 109

     Effective December 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 required, among other things, recognition of future tax benefits as an asset.

     During 1994, the Company determined that, due to recurring losses in prior years and other factors, realization of the net deferred tax asset did not meet the "more likely than not" criteria of SFAS No. 109. Consequently, at November 30, 1994, the valuation allowance was increased so that the net deferred tax asset was fully reserved. As a result of pre-tax income generated in 1995, the Company has realized certain deferred tax assets previously reserved. Additionally, the Company has recognized approximately $310,000 of its net operating loss carryforward generated in fiscal 1995 as management believes that it is more likely than not the Company will generate sufficient future taxable income to realize this asset. The valuation allowance is subject to continual review and, as such, may be decreased in the future as substantive information becomes available about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset (See Note 8).

     The effective tax rate for the provision (benefit) for income taxes during the fiscal years ended 1995, 1994 and 1993 differ from the statutory tax rate. This is primarily due to adjustments to the valuation allowance, as noted above, and the Company's inability to derive a benefit from its net operating loss carryforwards in 1994 and 1993 and due to the increase in the valuation allowance discussed above.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE NUMBER
                                                                     -----------
Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Certified Public Accountants

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  NOVEMBER 30,
                                     ASSETS
                                 --------------
                                                         1995           1994
                                                     -----------    -----------
CURRENT ASSETS:
Cash and cash equivalents                            $ 1,697,804    $   516,770
Short-term investments                                    11,620      1,148,729
Trade accounts receivable, less allowance
  for doubtful accounts of $599,599
  and $2,345,598, respectively                         6,129,371      7,554,155
Settlements due from Medicare                         10,372,741     10,120,218
Prepaid expenses                                         418,335        249,904
Amounts due from officers/directors                       40,392        240,781
Current and deferred income taxes receivable           1,149,634        212,042
Other                                                    344,482        785,360
                                                     -----------    -----------
       Total current assets                           20,164,379     20,827,959
                                                     -----------    -----------
NON-CURRENT ASSETS:
Net property and equipment (Note 3)                      986,592      1,254,676
                                                     -----------    -----------
Intangibles related to businesses acquired             2,160,016      2,022,183
Non-competition agreements                               479,426        551,544
                                                     -----------    -----------
Total intangibles                                      2,639,442      2,573,727
Less: Accumulated amortization                          (664,418)      (759,725)
                                                     -----------    -----------
       Net intangibles                                 1,975,024      1,814,002
                                                     -----------    -----------
Deposits and other assets                                244,826        516,512
                                                     -----------    -----------
       Total non-current assets                        3,206,442      3,585,190
                                                     -----------    -----------
       Total assets                                  $23,370,821    $24,413,149
                                                     ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                         1995          1994
                                                      ----------    -----------
CURRENT LIABILITIES:
  Accounts payable                                    $2,577,470     $5,744,272
  Line of credit payable (Note 4)                        767,115        304,912
  Accrued payroll and benefits                         2,240,404      2,473,643
  Accrued expenses (Note 12)                           4,224,210      5,594,163
  Income taxes payable                                   296,000        561,245
  Capital leases                                           7,131             --
  Notes payable (Notes 2, 6 & 7)                       1,255,130        156,000
                                                     -----------    -----------
       Total current liabilities                      11,367,460     14,834,235
                                                     -----------    -----------
NON CURRENT LIABILITIES:
  Notes payable (Notes 2, 6 & 7)                         882,965        844,000
  Capital leases                                          45,304             --
  Lease settlement (Note 7)                                   --        700,000
                                                     -----------    -----------
       Total non-current liabilities                     928,269      1,544,000
                                                     -----------    -----------
       Total liabilities                              12,295,729     16,378,235
                                                     -----------    -----------
COMMITMENTS AND CONTINGENCIES (Notes 4,5 & 7)
STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value;
     authorized 5,000,000 shares;
     none issued or outstanding                              --              --

  Common stock- $.001 par value;
     authorized 20,000,000 shares;
     issued and outstanding;
     6,349,770 and 5,649,770 shares                       6,350           5,650

  Additional paid-in capital                         22,428,887      21,292,087

  Accumulated deficit                               (11,360,145)    (13,262,823)
                                                    -----------     -----------
       Total stockholders' equity                    11,075,092       8,034,914
                                                    -----------     -----------
       Total liabilities and
          stockholders' equity                      $23,370,821     $24,413,149
                                                    ===========     ===========

                 The accompanying notes are an integral part of
                       these consolidated balance sheets.

               HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED NOVEMBER 30,

                                                             1995            1994            1993
                                                         ------------    ------------    ------------
NET REVENUE FROM SERVICES                                $ 56,185,723    $ 78,624,465    $ 84,060,916

COST OF SERVICES:
   PROFESSIONAL SALARIES AND BENEFITS                      28,231,790      44,531,227      49,911,330
   OTHER PROFESSIONAL EXPENSES                              5,393,817       6,172,436       7,022,704
                                                         ------------    ------------    ------------
   TOTAL COST OF SERVICES                                  33,625,607      50,703,663      56,934,034
                                                         ------------    ------------    ------------
 GROSS MARGIN                                              22,560,116      27,920,802      27,126,882
                                                         ------------    ------------    ------------
 SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   SALARIES AND BENEFITS                                   11,891,179      15,743,219      17,900,751
   LEGAL EXPENSES                                           1,040,019       2,106,442       1,708,216
   SEVERANCE OBLIGATIONS (NOTE 6)                             646,724       1,387,480              --
   LITIGATION SETTLEMENTS (NOTE 7)                            135,000       1,887,500              --
   ALL OTHER EXPENSES                                       7,399,767      15,845,168      14,251,132
                                                         ------------    ------------    ------------
   TOTAL SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES     21,112,689      36,969,809      33,860,099
                                                         ------------    ------------    ------------
 INCOME (LOSS) FROM OPERATIONS                              1,447,427      (9,049,007)     (6,733,217)
                                                         ------------    ------------    ------------
 INTEREST AND OTHER INCOME (EXPENSE):
   INTEREST EXPENSE                                          (273,027)       (398,590)       (579,344)
   INTEREST INCOME                                             71,523          63,318          68,008
   OTHER INCOME (EXPENSE),NET                                 (43,815)        488,321         790,164
                                                         ------------    ------------    ------------

   TOTAL INTEREST AND OTHER INCOME (EXPENSE)                 (245,319)        153,049         278,828
                                                         ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES                                             1,202,108      (8,895,958)     (6,454,389)

(PROVISION) BENEFIT FOR INCOME TAXES (NOTE 8)                 700,570      (2,520,565)        596,581
                                                         ------------    ------------    ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                           1,902,678     (11,416,523)     (5,857,808)

CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                         --         162,000              --
                                                         ------------    ------------    ------------
   NET INCOME (LOSS)                                       $1,902,678    ($11,254,523)    ($5,857,808)
                                                         ============    ============    ============

INCOME (LOSS) PER COMMON SHARE:
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
      CHANGE IN ACCOUNTING PRINCIPLE                            $0.32          ($2.02)         ($1.04)
   CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                      --            0.03              --
                                                         ------------    ------------    ------------
INCOME (LOSS) PER COMMON SHARE                                  $0.32          ($1.99)         ($1.04)
                                                         ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:                 5,922,213       5,649,770       5,646,020
                                                         ============    ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements


                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 COMMON STOCK
                                            ------------------------
                                            NUMBER OF                  ADDITIONAL
                                            SHARES                      PAID-IN          RETAINED
                                            OUTSTANDING     AMOUNT      CAPITAL      EARNINGS (DEFICIT)
                                            -----------    -------    ------------   ------------------
BALANCE, November 30, 1992                     5,646,020    $5,646     $21,049,966    $  3,849,508

   Additional offering costs of 1991
     issuance of common stock                         --        --         (40,000)             --

   Tax benefit of disqualifying
     disposition of incentive stock options           --        --         269,000              --

   Net loss                                           --        --            --        (5,857,808)
                                               ---------    ------     -----------    ------------
BALANCE, November 30, 1993                     5,646,020     5,646      21,278,966      (2,008,300)

   Exercise of warrants                            3,750         4          13,121              --

   Net loss                                           --        --              --     (11,254,523)
                                               ---------    ------     -----------    ------------
BALANCE, November 30, 1994                     5,649,770     5,650      21,292,087     (13,262,823)

   Litigation settlement (Note 7)                700,000       700       1,136,800              --

   Net income                                         --        --              --       1,902,678
                                               ---------    ------     -----------    ------------
BALANCE, November 30, 1995                     6,349,770    $6,350     $22,428,887    ($11,360,145)
                                               =========    ======     ===========    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED NOVEMBER 30,

                                                                                      1995             1994            1993
                                                                                   ------------    ------------    ------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                               $  1,902,678    ($11,254,523)   ($ 5,857,808)
                                                                                   ------------    ------------    ------------

   Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
       Severance obligations (Note 6)                                                   630,000       1,310,000              --
       Depreciation and amortization                                                    989,741       1,340,748       1,400,681
       Cumulative effect of change in accounting principle                                   --        (162,000)             --
       Provision for losses on trade accounts receivable                                552,663       2,382,948       1,365,224
       Gain on sale of California, New York and Arizona home health operations               --        (299,492)             --
       Loss on disposal and retirement of intangibles, property and equipment           129,541          10,611         145,257
       Write-off of intangibles related to businesses acquired, net                          --         133,505         110,281
       Deferred income tax provision (benefit), net of increase in valuation
         allowance                                                                     (309,532)      2,120,655         592,000
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                                    797,122       1,920,683        (173,619)
           Settlements due from Medicare                                               (252,523)     (3,022,514)      6,263,091
           Prepaid expenses and other current assets                                   (168,431)       (171,622)        223,273
           Amounts due from officers/directors                                           77,749          32,897          45,662
           Income taxes receivable                                                     (628,061)      1,850,802         783,830
           Deposits and other assets                                                    263,705         204,304        (980,464)
         Increase (decrease) in liabilities -
           Accounts payable                                                          (2,006,662)      1,874,055        (996,653)
           Accrued payroll and benefits                                                (233,239)     (1,534,022)     (1,177,242)
           Accrued expenses                                                          (1,369,954)      1,777,733      (1,392,343)
           Other liabilities                                                                 --         293,512         (17,776)
           Income taxes payable                                                        (265,245)        561,245              --
                                                                                   ------------    ------------    ------------
     Total adjustments                                                               (1,793,126)     10,624,048       6,191,202
                                                                                   ------------    ------------    ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                        109,552        (630,475)        333,394
                                                                                   ------------    ------------    ------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                                     1,137,109        (148,729)       (743,775)
   Capital expenditures                                                                (369,775)       (130,205)       (193,394)
   Proceeds from disposal of property and equipment                                       9,500          22,071          35,646
   Proceeds from sale of California, New York and Arizona home health operations        100,000       3,492,993              --
   Proceeds from sale of Texas home health operations                                    60,000              --              --
                                                                                   ------------    ------------    ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                        936,834       3,236,130        (901,523)
                                                                                   ------------    ------------    ------------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Line of credit borrowings                                                         59,199,000      83,830,000      36,147,437
   Line of credit repayments                                                        (58,736,797)    (86,842,794)    (38,029,731)
   Payments under notes payable                                                        (327,555)             --              --
   Borrowings under term loan                                                                --              --       8,100,000
   Payments under term loan                                                                  --              --      (8,100,000)
   Exercise of warrants                                                                      --          13,125              --
   Borrowings under loans payable to officers                                                --              --         480,000
   Repayments under loans payable to officers                                                --              --        (480,000)
                                                                                   ------------    ------------    ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                        134,648      (2,999,669)     (1,882,294)
                                                                                   ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,181,034        (394,014)     (2,450,423)

   Cash and cash equivalents at beginning of period                                     516,770         910,784       3,361,207
                                                                                   ------------    ------------    ------------
   Cash and cash equivalents at end of period                                      $  1,697,804    $    516,770    $    910,784
                                                                                   ============    ============    ============

Supplemental Cash Flow Disclosures:
   Cash paid:     Income Taxes                                                     $    499,139    $    661,793    $    76,213
                  Interest                                                         $    276,816    $    396,448    $   691,498

   Cash received: Income Tax Refunds                                               $         --    $  2,644,910    $        --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

ORGANIZATION AND PURPOSE: Hospital Staffing Services, Inc. and subsidiaries (the "Company" or "HSSI") provides (i) home health care and other in-home support services through its "HSSI HomeCare Group", (ii) interim staffing of nurses and other medical personnel, primarily to hospitals through its "Travel Nurse Group", and (iii) rehabilitation services, including physical, occupational, and speech therapy services to patients in the home, other healthcare facilities, and through its own clinics. These services are provided through a pool of caregivers operating within the Company's network of 26 home health care branch offices in five states, 91 hospitals in 28 states and the U.S.
Virgin Islands and three rehabilitative clinics in the Southeast.

BASIS OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of Hospital Staffing Services, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION POLICY: Gross revenue is recorded on an accrual basis based upon the date of service at amounts equal to the Company's established rates or estimated cost reimbursement rates, as applicable. Allowances and contractual adjustments representing the difference between the established rates or estimated cost reimbursement rates for covered services and the amounts estimated to be paid by third parties are also recorded on an accrual basis and deducted from gross revenue to determine net revenue from services. The Company provides certain care to charity patients, based upon need, but these unbilled revenues and related costs are immaterial.

CASH AND CASH EQUIVALENTS: The Company classifies as cash and cash equivalents all highly liquid investments with maturities of three months or less. At November 30, 1995 and 1994, cash equivalents were composed primarily of investments in money market funds and are reflected at their approximate fair value.

TRADE ACCOUNTS RECEIVABLE: All Company services, other than to patients covered by the Medicare program, are recorded at established rates as trade accounts receivable on an accrual basis. Provisions for estimated uncollectible accounts are reported as selling, general and administrative expenses in the financial statements in the period that services are rendered.

The Company is subject to losses which may be incurred from Accounts Receivable that may be uncollectible in excess of its established reserves. The provision for doubtful accounts included in operations was approximately $553,000 in 1995, $2,400,000 in 1994, and $1,400,000 in 1993.

SETTLEMENTS DUE FROM MEDICARE: The Company is a provider of home health care services to patients covered by the Medicare program. Reimbursement for covered services is based on cost reimbursed rates. Final reimbursement is determined after submission of annual cost reports and audits thereof by the fiscal intermediaries. The settlement amounts due the Company as reflected in the accompanying

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

consolidated balance sheets and the net revenue from services as reflected in the accompanying consolidated statements of operations are presented net of estimated reimbursement disallowances.

PROPERTY AND EQUIPMENT: Property and equipment, consisting primarily of furniture, fixtures, office and computer equipment, and leasehold improvements are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets (3 - 7 years). Betterments, renewals and extraordinary repairs that extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in Other Income(Expense).

Included in property and equipment are capitalized leases which consist primarily of computer equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment (See Note 3).

INTANGIBLE ASSETS: Intangible assets, primarily goodwill, represent the excess of the purchase price of acquisitions over the fair value of net assets acquired. Such costs are being amortized over various periods not exceeding forty years. Amortization expense was approximately $345,000 in 1995, $740,000 in 1994, and $717,000 in 1993. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

NON-COMPETITION AGREEMENTS: Non-competition agreements are amortized on a straight-line basis over the estimated period to be benefited, usually three to five years.

INCOME TAXES: The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) effective the beginning of fiscal 1994 which decreased the net loss by $162,000 for that year. Under SFAS No. 109, deferred tax assets and liabilities are computed based upon differences between financial reporting and tax bases of assets and liabilities. Prior to 1994, deferred income tax expenses or credits were provided to reflect the tax consequences of income and expense differences between financial reporting and tax filings (See Note 8 for additional information related to income taxes).

INCOME (LOSS) PER COMMON SHARE: Income (loss) per common share is computed based on the weighted average of common shares and common share equivalents outstanding during the periods. Fully diluted income (loss) per share has not been presented as it would be antidilutive.

ACCOUNTING PRONOUNCEMENTS: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires adoption by the Company in fiscal 1997. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. The Company believes the adoption of SFAS No. 121 will not have a material effect on the Company's financial condition or results of operations. In October 1995, the Financial Accounting

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption by the Company in fiscal 1997. SFAS No. 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company plans to adopt only the disclosure requirements in 1997.

NOTE 2:  ACQUISITIONS AND DIVESTITURES -

                  In 1994, the Company sold certain assets of its home health care operations in California, New York and Arizona to a national home health care provider. In connection with the sale, the Company placed $500,000 of the purchase price into an escrow account; $100,000 to be released on November 1, 1995 and the remaining $400,000 to be released upon the Company demonstrating its ability to collect certain specified accounts receivable. In September 1995, the initial $100,000 was released to the Company; however, the release of the remaining $400,000 is in dispute. Subsequent to November 30, 1995, the Company received approximately $145,000 of the $400,000 outstanding and believes that losses, if any, in excess of established reserves will not be material.

                  In 1995, operations in Texas were sold for $60,000.

                  On January 13, 1995, all the fixed assets and certain intangible assets of the Company's Broward County, Florida private duty home health agency were sold to the Company's Chairman and Chief Executive Officer. The assets were sold at their fair market value of $185,000.

                  On February 15, 1995, a wholly-owned subsidiary of the Company acquired certain assets of a therapy company for an aggregate purchase price of approximately $496,000, representing approximately $96,000 in fixed assets and approximately $400,000 in certain intangibles. The purchase price is being satisfied by the forgiveness of a $75,000 trade accounts receivable that the therapy company owed the Company for therapy services provided by the Company prior to the acquisition date and through the issuance of a promissory note of $420,650 with the balance due in equal annual payments of $84,130 for five years.

     During 1993, in connection with the closure of its South Florida Medicare Branches and subsequent sale of the related Certificates of Need ("CON") for approximately $375,000, the Company wrote off approximately $485,000, net of accumulated amortization, in intangibles related to businesses acquired. Such charge was recorded net of the proceeds of the sale of the related CONs as a component of Other Income (Expense), in the accompanying 1993 consolidated statement of operations.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

NOTE 3:  NET PROPERTY AND EQUIPMENT -

     Net Property and Equipment at November 30 consist of assets owned or leased under capital lease arrangements and were approximately as follows:

                                                       1995             1994
                                                      ------            -----
Furniture and Fixtures                              $  400,000       $  389,000
Clinical and Office Equipment                          687,000        1,166,000
Computer Equipment                                     918,000        1,279,000
Capitalized Software                                   723,000          704,000
                                                    ----------       ----------
                                                     2,728,000        3,538,000
Less Accumulated Depreciation                       (1,741,000)      (2,283,000)
                                                    ----------       ----------
Net Property and Equipment                          $  987,000       $1,255,000
                                                    ==========       ==========



Depreciation expense was approximately $645,000 in 1995, $765,000 in 1994, and $791,000 in 1993.

NOTE 4:  DEBT -

                  In February 1996, the Company entered into a two-year $8 million uncommitted revolving line of credit with a commercial finance company.

                  The credit facility bears interest at prime plus two percent per annum, payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable as defined. A portion of the proceeds from this new credit facility was used to retire the remaining outstanding indebtedness with the Company's prior lender.

                  The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of November 30, 1995, the Company was contingently liable for a $2.0 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing. In connection with the Company's new financing arrangements the Company's workers' compensation insurance carrier reduced the letter of credit requirement to $1.8 million from $2.0 million.

                  Based on a broader base of eligible accounts receivable, the Company has approximately $3.5 million available of additional borrowing under the line compared to the prior line of credit at November 30, 1995. However, the total borrowing available is subject to the renewal of certain nursing services contracts in the U.S. Virgin Islands. Such contracts are in the process of renewal and management is of the opinion that the full borrowing capacity will be available to the Company. Additionally, while the interest rate on the new facility is unchanged from the prior facility, administration fees and charges related to the line of credit are significantly reduced. Borrowing throughout fiscal 1995 had a weighted average interest rate of approximately 21%, inclusive of the unused line of credit and other fees. The maximum amount outstanding during the fiscal year under the line of credit was approximately $2.1 million. In retiring the old line of credit, the Company will incur a penalty of approximately $150,000

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

and will write off approximately $144,000 of unamortized loan costs, the aggregate of which will be recorded as a charge in the first fiscal quarter of 1996.

                  The new line of credit contains a number of covenants some of which could affect the Company's operations. The more significant of those covenants include (i) maintenance of minimum tangible net worth; (ii) timely submission of monthly, quarterly and annual financial statements; (iii) limitations on payments to employees or related parties for consulting agreements and in the case of terminating employees, severance agreements; (iv) restrictions on new debt, guarantees and the payment of dividends; and (v) approval and/or notice requirements for acquisitions, mergers, the sale of assets and changes in management.

NOTE 5:  STOCK OPTION PLANS -

1983 Stock Option Plan

                  The Company's 1983 Incentive Stock Option Plan, as amended (the "1983 Plan"), provided for the grant of options to purchase up to 300,000 shares of common stock at an exercise price of not less than 100% of the fair market value of the Company's Common Stock on the date of grant (110% of fair market value in the case of an optionee who is the owner of greater than 10% of the outstanding shares).

                  During the three fiscal years ended November 30, 1995 no options were granted or exercised under the 1983 Plan and none expired. At November 30, 1995, options to purchase 17,250 shares were outstanding at an exercise price of $5.875 per share. These options are exercisable for up to ten years from the date of grant. No options will be granted under the 1983 Plan in the future.

1990 Stock Option Plan

                  In 1989, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") which provides that options may be granted to purchase up to 770,000 shares of common stock. Options granted under the 1990 Plan are in the form of either an incentive stock option ("ISO") qualified under Section 422 of the Internal Revenue Code, a non-qualified stock option ("NSO") or a reload option (a newly issued option to purchase shares of common stock equal in number to the shares of common stock which may be tendered, in lieu of cash, to pay for the exercise of options previously granted). The Company's Stock Option Committee determines which employees are awarded options under the 1990 Plan and the terms and vesting provisions of such options.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                  At November 30, 1995, options to purchase 224,300 shares of common stock were outstanding under the 1990 Plan with exercise prices ranging from $1.75 to $13.50 per share. These options are exercisable for periods ranging up to six years from vesting dates. As of November 30, 1995, 545,700 options were available to be granted under the 1990 Plan.

                                             SHARES
1990 PLAN                                 UNDER OPTIONS      PRICE PER SHARE
---------                                 -------------     -----------------
Outstanding, December 1, 1992                 354,319       $3.000 to $14.125
Granted                                       100,000       $3.000 to $6.875
Expired                                       (93,519)      $3.250 to $13.500
                                             --------
Outstanding, November 30, 1993                360,800       $3.000 to $14.125
Expired                                      (168,000)      $3.000 to $14.125
                                             --------
Outstanding, November 30, 1994                192,800       $3.000 to $13.500
Granted                                        90,000       $1.75  to $3.00
Expired                                       (51,000)      $3.000 to $13.500
Terminated                                     (7,500)      $13.500
                                             --------
Outstanding, November 30, 1995                224,300       $1.75  to $13.500
                                             ========

                  The weighted average exercise price of the options outstanding at November 30, 1995 under the 1990 plan was approximately $3.142 per share.

Warrants

                  During fiscal 1994, the Company issued warrants to acquire 3,750 shares of common stock with an exercise price of $.01 to a non-employee in exchange for services to the Company. These warrants were exercised in August 1994. During 1991, the Company issued warrants to acquire 10,000 shares of common stock with an exercise price of $7.75 in exchange for services to the Company. These warrants have not been exercised.

Other Options

                  From time to time the Company has granted options to purchase common stock to consultants or other individuals which were not under the 1983 or 1990 plans. At November 30, 1995 options to purchase 302,500 shares of common stock were outstanding with exercise prices from $3.00 to $10.25 per share and a weighted average price of $3.488. No such grants were issued in fiscal years 1995 or 1994.

NOTE 6:  SEVERANCE OBLIGATIONS -

                  In 1992, the Company incurred a severance obligation to a previous officer of approximately $900,000. Such amount was expensed as of the date of the termination. As of November 30, 1995, the Company's obligation to the officer was satisfied in its entirety.

                  In May 1994 the Company incurred a severance obligation to a previous officer of approximately $310,000. Such amount was expensed as of the date of the May termination. As of November 30, 1995, the Company's obligation to the officer was satisfied in its entirety.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                  On December 30, 1994, the Company and its Chairman and Chief Executive Officer entered into an agreement to modify the Termination and Benefits Agreement dated June 1, 1991. The Company and the Chief Executive Officer agreed to currently settle the future obligation for $1 million. Such amount was charged to expense in the fiscal year ended November 30, 1994.

                  In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer (see Note 2), $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. As of November 30, 1995, the Company's remaining future obligation to the officer was approximately $571,000 and is being satisfied under a note payable at prime rate (8.75% at November 30, 1995) with monthly payments of $13,000.

                  As part of a severance agreement with the Company's former Chief Financial Officer, approximately $647,000 was expensed in 1995. As of November 30, 1995, the Company's remaining liability was approximately $446,000 payable under a promissory note with a payment of $26,250 per month.


NOTE 7:  COMMITMENTS AND CONTINGENCIES -

                  Dade County Medicare Investigation:

                  On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the federal search warrants, the Company engaged counsel who initiated a lawyer-directed internal investigation into its Medicare claims processing system. This internal investigation focused on a review of the compliance of the Company's Medicare practices with applicable laws and regulations.

                  On December 15, 1992, Health Care Financing Administration
(HCFA) (through its fiscal intermediary) notified the Company of its decision to suspend reimbursement to the Company's South Florida Medicare offices. Such suspension of Medicare payments in South Florida was based, in part, upon allegations of fraud arising from the federal investigation into claims that were submitted to Medicare for services that were not rendered. Management believes that the alleged violations and investigation relate to the Company's Dade County Medicare provider and to the allocation of certain corporate overhead costs to that provider and other of the Company's providers. Neither the federal investigation nor the reason for the suspension relates to services performed by other of the Company's former or existing Medicare providers.

                  In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company downsized, and eventually closed, its offices in Dade, Broward and Monroe counties and terminated its subcontracting relationships with staffing providers in South Florida.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                  Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County, Florida at a substantial cost to the Company in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payment to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare office. The Company currently has no Medicare operations in Florida.

                  As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company undertook an internal review program, which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and implementing a billing review and submission program. As of November 30, 1994, the Company had completed the billing program with respect to all visits not subject to a claim of timely filing. While the majority of fiscal years 1991 and 1992 claims were billed, a number of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's consolidated financial statements.

                  The estimated settlement amounts due to the Company as reflected in the accompanying consolidated balance sheets, as well as net revenue from services presented in the accompanying consolidated statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of November 30, 1995 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare as recorded in the Company's consolidated balance sheet as of November 30, 1995 are realizable at their recorded amount.

                  As of February 1996, 38 months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company has been the subject of an investigation by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. The SEC has not instituted any enforcement proceedings against the Company and any resolution of the matter with the United States Attorney's Office would not necessarily resolve any potential future action by the SEC.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

Proposed Shareholder Class Action Suits:

                  In October 1992, plaintiffs filed a proposed class action alleging, in general, that the Company and certain of its officers and directors and the Company's independent certified public accountants violated provisions of the Securities and Exchange Act of 1934 by issuing alleged false and misleading financial statements during the period February 19, 1991 through July 15, 1992.

                  On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend this class action, as well as its potential exposure to adverse judgment, versus the settlement amount sought by the plaintiff class, agreed to a settlement between the Company and plaintiff class. Based on the value of the common stock issued and the cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal year ended November 30, 1994 consolidated statement of operations to accrue the estimated settlement liability. At a June 30, 1995 hearing, the court approved the settlement and ordered the dismissal of the claims of all class members against the Company and the other defendants as described in the Stipulation of Settlement. The court's judgment is now final and the required cash payment plus the shares of common stock have been deposited with the escrow agent.

                  In November 1993, a proposed class action with nearly identical allegations as those set forth above was filed against the Company, certain of its officers and directors, and the Company's independent certified public accountants. On October 30, 1995, an Order of Dismissal was entered by the Court discharging this proposed class action.

                  The Company received $900,000 of directors and officers insurance proceeds during 1993 to fund legal fees with respect to these matters. Such proceeds were included in Other Income (Expense) in the consolidated statement of operations.

                  Other Litigation, Claims and Assessments:

                  In the ordinary course of business, the Company is exposed to various claims, incidents which may lead to claims, and legal proceedings other than those items discussed above. In management's opinion, the outcome of such matters will not have a material impact upon the Company's consolidated financial position and consolidated results of operations.

                  Lease Commitments:

                  The Company leases its corporate office and substantially all of its branch offices under certain non-cancelable long-term operating leases which expire at various dates. Certain of these leases require additional payments for taxes, insurance, common area maintenance, and in most cases provide for renewal options. Generally, terms are from one to three years.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The following is a schedule of future minimum lease payments as of November 30, 1995:

                FISCAL YEAR                         AMOUNT
                -----------                         ------
                   1996                           $1,582,000
                   1997                              471,000
                   1998                              242,000
                   1999                              170,000
                   2000                               40,000

                  The Company's headquarters are located at 6245 North Federal Highway, Suite 400, Fort Lauderdale, Florida. During the fourth quarter of 1994 the Company terminated its old lease and agreed to a penalty of $800,000 in exchange for the landlord's release of the Company from approximately $1.4 million in future minimum rentals. On November 1, 1994, $100,000 of the penalty was paid and the remaining $700,000 was scheduled to be liquidated on November 1, 1995, either by a cash payment or newly issued common stock. Prior to November 1, 1995, the Company entered into discussions with the Landlord and it was agreed that the Company would execute a Promissory Note whereby the Company would make an initial cash payment of $150,000 plus accrued interest at the rate of 11% and thereafter, beginning January 1, 1996, twelve equal monthly installments of principal and interest in the amount of approximately $48,610 until December 1, 1996.

                  Total rent expense for the years ended November 30, 1995, 1994, and 1993, including the Corporate office, branch facilities and nurses' housing for the Travel Nurse Group was approximately $3,452,000, $4,514,000 and $5,229,000, respectively.

                  Termination and Benefits Agreements:

                  The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $450,000 as of November 30, 1995.

                  Self-Funded Insurance Plans:

                  The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of November 30, 1995 and 1994, such reserves totaled approximately $2.6 million and $2.9 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated balance sheets (See Note 12). Differences between actual losses and reserve estimates are recognized in the period when such differences become known. As of November 30, 1995, management believes that the differences between actual losses to be incurred after November 30, 1995 related hereto and its recorded reserve estimates will not be material.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                  Directors Indemnification Fund:

                  On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund would, if funded, supplement proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. As of November 30, 1995, no funding has occurred; however, at the director's discretion and based upon the Company's future cash position and other factors as need be considered, such funding may take place. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors, and current and past officers, in the indemnity fund.

NOTE 8:  INCOME TAXES -

                  The provision (benefit) for income taxes is comprised of the following:

                                       YEARS ENDED NOVEMBER 30,
                                     ---------------------------
                               1995               1994            1993
                             ----------        ----------      -----------
Current:
  Federal                    $ (780,000)       $       --      $(1,940,000)
  State                         247,000           115,000          175,000
  Foreign                       141,188           284,910          576,000
                             ----------        ----------      -----------
                               (391,812)          399,910       (1,189,000)
                             ----------        ----------      -----------
Deferred:
  Federal                       890,000        (2,673,193)         592,419
  State                         141,000          (394,000)              --
  Foreign                       285,000          (284,910)              --
                             ----------        ----------      -----------
                              1,316,000        (3,352,103)         592,419
                             ----------        ----------      -----------
Increase (decrease) in
  valuation allowance        (1,624,758)        5,472,758               --
                             ----------        ----------      -----------
                             $ (700,570)       $2,520,565      $  (596,581)
                             ==========        ==========      ===========

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The significant components of deferred tax assets (liabilities) which are included in the accompanying consolidated balance sheets at November 30 are:

                                                          1995          1994
                                                       -----------   ----------
Self insurance reserve                                 $   994,344   $1,089,271
Accrued legal and accounting fees                          406,767      446,584
Accrued severance, compensation & benefits                 544,185      707,478
Depreciation and amortization                             (146,655)    (272,348)
Bad debt reserve                                           212,648      891,327
Accrued shareholder suit settlement                             --      717,250
Accrued transition costs related to branches sold               --      447,350
Net operating loss carryforwards                         3,027,540    2,047,467
Foreign tax credit carryforward                                 --      284,910
Other, net                                                 168,703      163,469
                                                       -----------   ----------
                                                         5,207,532    6,522,758
Valuation allowance                                     (4,898,000)  (6,522,758)
                                                       -----------   ----------
                                                       $   309,532   $       --
                                                       ===========   ==========

                  The deferred tax provision for 1993, prior to the adoption of SFAS No. 109, is related to the recognition in different periods of certain components of income and expense for financial statement and tax reporting purposes, primarily accruals for litigation and compensation settlements and allowances for doubtful accounts.

                  As of November 30, 1995, the Company has available Federal and State net operating loss carryforwards totaling approximately $6.8 million and $17.8 million, respectively, expiring through 2010.

                  The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision (benefit) computed at the U.S. Federal statutory rate for the following reasons:

                                          1995          1994            1993
                                        ---------     ----------      ---------
Provision (benefit) computed at
  Federal statutory rate of 34%          $408,717    ($3,024,626)   ($2,194,492)
Tax benefit not realized subject to
  future realization                           --             --        638,985
Effect of state income taxes              213,000       (279,000)       175,000
Foreign tax effects                       130,000             --        576,000
Effect of alternative minimum tax              --             --        182,000
Non-deductible meal expenses              148,447        307,194             --
Increase (decrease) in valuation
  allowance                            (1,624,758)     5,472,758             --
Other                                      24,024         44,239         25,926
                                        ---------     ----------      ---------
Provision (benefit) for income taxes    ($700,570)    $2,520,565      ($596,581)
                                        =========     ==========      =========

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                  In fiscal 1995, the Company recognized a benefit for income taxes of approximately $701,000. Such benefit is primarily a result of certain tax deductible legal settlements which can be carried back to recover income taxes previously paid by the Company, as well as, the recognition of certain deferred tax assets previously reserved by the Company, as discussed below.


                  During 1994, the Company determined that, due to recurring losses in prior years and other factors, realization of the net deferred tax asset did not meet the "more likely than not" criteria of SFAS No. 109. Consequently, at November 30, 1994, the valuation allowance was increased so that the net deferred tax asset was fully reserved. As a result of pre-tax income generated in 1995, the Company has realized certain deferred tax assets previously reserved. Additionally, the Company has recognized approximately $310,000 of its net operating loss carryforward generated in fiscal 1995 as management believes that it is more likely than not the Company will generate sufficient future taxable income to realize this asset. The valuation allowance is subject to continual review and, as such, may be decreased in the future as substantive information becomes available about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset.

NOTE 9:  RELATED PARTY TRANSACTIONS -

                  Starting in 1994, the Company has utilized the services of an outside director as a consultant. Such services included shareholder relations, evaluation of strategic alternatives for the Company and other duties as assigned by the Chief Executive Officer. The fees for such services were approximately $32,000 in 1995 and $173,000 in 1994.

                  During 1995, the Company utilized the services of an outside director as its National Medical Director and in July 1995 entered into a written contractual arrangement whereby the Director would continue as the Company's Medical Director for an indeterminate time or until the contract is terminated by either party. Such services include utilization review, quality assurance, medical guidance, and compliance with all Federal and State regulations. For the Fiscal Year 1995, the fees for such services were approximately $42,000.

                  During 1994 and 1995, the Company also received consulting services from two former officers of the Company. Fees for those services were approximately $28,000 and $146,000 for the years ended 1995 and 1994, respectively.

                  See Note 2 and Note 6 for a description of the sale of the Company's Broward County, Florida home health agency to the Company's Chairman and Chief Executive Officer.

NOTE 10:  DEFINED CONTRIBUTION PLAN -

                  The Company has a defined contribution plan under Section 401(K) of the Internal Revenue Code (the "Plan"). The Plan is available to all full-time employees. Participants can contribute from 1% up to 15% of their annual compensation to the Plan. Additional discretionary contributions may be made by the Company. Since inception of the Plan, no discretionary contributions have been made.

NOTE 11:  CONCENTRATION OF CREDIT RISK -

                  The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since 1991. Revenues from these facilities accounted for approximately 9.6% and 7.2% of consolidated net revenue from services for the fiscal years ended November 30, 1995 and 1994, respectively. Outstanding accounts receivable were approximately $3.0 million and $2.2 million as of November 30, 1995 and 1994, respectively, and are included in trade accounts receivable in the accompanying consolidated balance sheets. As of January 31, 1996, approximately $2.2 million of the November 30, 1995 outstanding receivable balance from these facilities remained unpaid. Approximately $507,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. Management believes the November 30, 1995 balances due are realizable at their recorded amounts primarily because 100% of all prior amounts due the Company for services rendered since the inception of these contracts have been paid in full by the government agencies. The government currently acknowledges the debt and is instituting a plan to liquidate the amounts past

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

due. Accordingly, no allowance for doubtful accounts has been recorded related to these outstanding receivables.

NOTE 12:  ACCRUED EXPENSES

                  Accrued expenses consisted of the following approximate amounts at November 30:

                                                        1995             1994
                                                     ----------       ----------
Workers' Compensation Insurance                      $2,088,000       $2,250,000
Health Insurance                                        527,800          615,600
Litigation Services                                     661,000          807,000
Professional Fees                                       334,800          271,900
Termination Costs-Sold Operations                        27,500        1,177,000
Other                                                   585,100          472,500
                                                     ----------       ----------
                   Total                             $4,224,200       $5,594,000
                                                     ==========       ==========

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Hospital Staffing Services, Inc.:

                  We have audited the accompanying consolidated balance sheets of Hospital Staffing Services, Inc. (a Florida Corporation) and subsidiaries (the "Company"), as of November 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospital Staffing Services, Inc. and subsidiaries as of November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995 in conformity with generally accepted accounting principles.

                  As discussed in Note 1 to the consolidated financial statements, effective December 1, 1993, the Company changed its method of accounting for income taxes.

                  Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Part IV,
Item 14.2 of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
 February 23, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      NONE

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                  The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

                  The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1995 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

1.  FINANCIAL STATEMENTS

      (I)   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS;

     (II)   CONSOLIDATED BALANCE SHEETS;

    (III)   CONSOLIDATED STATEMENTS OF OPERATIONS;

     (IV)   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY;

      (V)   CONSOLIDATED STATEMENTS OF CASH FLOWS;

     (VI)   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

2.  FINANCIAL STATEMENT SCHEDULES

      (I)   VALUATION AND QUALIFYING ACCOUNTS.

3.    EXHIBITS

      (I)   REPORTS ON FORM 8-K
                   NONE

     (II)   EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT NO.

     2.1 PURCHASE AGREEMENT DATED SEPTEMBER 2, 1994 AND EFFECTIVE AS OF AUGUST 31, 1994 BETWEEN HOSPITAL STAFFING SERVICES, INC., HOSPITAL STAFFING SERVICES OF CALIFORNIA, INC., CURA CARE, INC. OF ARIZONA, AND HSSI ACQUISITION CORP. AS SELLER AND INTERIM HEALTHCARE OF NEW YORK INC., AND INTERIM HEALTHCARE INC. AS BUYER. (INCORPORATED BY REFERENCE TO EXHIBIT 10.31 TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1994).

     2.2 PURCHASE AGREEMENT DATED DECEMBER 30, 1994 AND EFFECTIVE JANUARY 1, 1995 BETWEEN HOSPITAL STAFFING SERVICES, INC. AND CARDINAL NURSING AND HOME CARE, INC. AS SELLERS AND RONALD A. CASS AS BUYER.

     2.3 PURCHASE AGREEMENT DATED AND EFFECTIVE AS OF FEBRUARY 15, 1995 BETWEEN TRI THERAPY, INC., AS SELLER AND HSSI OF GEORGIA, INC. AS BUYER.

     3.1 AMENDED AND RESTATED ARTICLES OF INCORPORATION OF THE REGISTRANT (INCORPORATED BY REFERENCE TO AN EXHIBIT TO THE REGISTRATION STATEMENT ON FORM S-18 (NO. 2-87290-A) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 19, 1983, AMENDED ON NOVEMBER 23, 1983 AND DECEMBER 5, 1983 AND DECLARED EFFECTIVE ON DECEMBER 6, 1983 ("FORM S-18 (NO. 2-87290-A)")).

     3.2 ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION (INCORPORATED BY REFERENCE TO AN EXHIBIT TO THE REGISTRATION STATEMENT ON FORM S-1 (NO. 33-42640) FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON SEPTEMBER 6, 1991, AMENDED ON OCTOBER 4, 1991 AND DECLARED EFFECTIVE ON OCTOBER 4, 1991 ("FORM S-1 (NO. 33-42640)").

     3.3 ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION OF THE REGISTRANT. (INCORPORATED BY REFERENCE TO EXHIBIT 3.4 FILED WITH THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30,
           1993).

     3.4 BY-LAWS OF THE REGISTRANT, AS AMENDED (INCORPORATED BY REFERENCE TO THE REGISTRANT'S CURRENT REPORT ON FORM 8-K DATED JULY 30, 1991 FILED AUGUST 1, 1991).

     4.1 FORM OF COMMON SHARE CERTIFICATE (INCORPORATED BY REFERENCE TO AN EXHIBIT TO THE REGISTRATION STATEMENT ON FORM S-18 (NO. 2-87290-A)).

    10.1   INCENTIVE STOCK OPTION PLAN, AS AMENDED (INCORPORATED BY REFERENCE
           TO EXHIBIT A(I) TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1989).

    10.2 AMENDED AND RESTATED 1990 STOCK OPTION PLAN (INCORPORATED BY REFERENCE TO EXHIBIT 4 FILED WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 ON MAY 17, 1991).

    10.3 SECOND AMENDED AND RESTATED 1990 STOCK OPTION PLAN (INCORPORATED BY REFERENCE TO EXHIBIT 4 FILED WITH THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-8 ON JUNE 26, 1992).

    10.4 ALTERNATIVE DEFERRED COMPENSATION PLAN APPROVED JANUARY 19, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT 10.26 FILED WITH THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993).

    10.5 AGREEMENT FOR LEASE BETWEEN REGISTRANT AND 62ND STREET PARTNERS, DATED JULY 29, 1989 FOR REGISTRANT'S OFFICE IN FORT LAUDERDALE, FLORIDA (INCORPORATED BY REFERENCE TO EXHIBIT A(II) TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED AUGUST 31, 1989).

    10.6   ADDENDUM TO LEASE AGREEMENT DATED OCTOBER 31, 1994.

    10.7 SECOND ADDENDUM TO LEASE AGREEMENT DATED NOVEMBER 1, 1995, AND RELATED PROMISSORY NOTE DATED DECEMBER 1, 1995.

    10.8 TERMINATION AND BENEFITS AGREEMENT WITH WARREN MARMORSTEIN DATED NOVEMBER 1, 1993. (INCORPORATED BY REFERENCE TO EXHIBIT 10.25 FILED WITH THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993).

    10.9 TERMINATION AGREEMENT WITH BRIAN M. LECHNER DATED JUNE 1, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT 10.29 TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1994).

    10.10  SETTLEMENT AGREEMENT WITH RONALD A. CASS DATED JANUARY 1, 1995.

    10.11  EMPLOYMENT AGREEMENT WITH JAY GERSHBERG DATED SEPTEMBER 1, 1995.

    10.12  EMPLOYMENT AGREEMENT WITH JEFFREY A. BARNHILL DATED SEPTEMBER 1,
           1995.

    10.13  EMPLOYMENT AGREEMENT WITH RONALD HUNEYCUTT DATED FEBRUARY 1, 1996.

    10.14 LOAN AND SECURITY AGREEMENT WITH CONGRESS FINANCIAL CORPORATION (FLORIDA) DATED AUGUST 23, 1993. (INCORPORATED BY REFERENCE TO
           EXHIBIT 10.24 FILED WITH THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993).

    10.15 AMENDMENT NO. 1 TO LOAN AND SECURITY AGREEMENT WITH CONGRESS FINANCIAL CORPORATION (FLORIDA) DATED JANUARY 27, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT 10.27 FILED WITH THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1993).

    10.16 AMENDMENT NO. 2 TO LOAN AND SECURITY AGREEMENT WITH CONGRESS FINANCIAL CORPORATION (FLORIDA) DATED MARCH 15, 1994. (INCORPORATED BY REFERENCE TO EXHIBIT 10.28 TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1994.)

    10.17  MANAGEMENT AGREEMENT BETWEEN HOSPITAL STAFFING SERVICES, INC. AND
           ITS WHOLLY-OWNED SUBSIDIARIES DATED JUNE 13, 1994, EFFECTIVE DECEMBER 1, 1990. (INCORPORATED BY REFERENCE TO EXHIBIT 10.30 TO REGISTRANT'S QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MAY 31, 1994.)

    10.18 LOAN AND SECURITY AGREEMENT WITH CAPITAL HEALTHCARE FINANCING DATED FEBRUARY 7, 1996.

    21.1   SUBSIDIARIES OF THE REGISTRANT.

    23.1   CONSENT OF ARTHUR ANDERSEN LLP - FILED HEREWITH.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.

By: /S/RONALD A. CASS                Ronald A. Cass, Chairman of the Board,
    -----------------                and Chief Executive Officer, and President

                                     Date: February 27, 1996

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                             DATE
---------                             -----                             ----


/S/RONALD A. CASS             Chairman of the Board, Chief             2/27/96
--------------------------    Executive Officer and President,
Ronald A. Cass                (Principal Executive Officer)


/S/RONALD G. HUNEYCUTT         Vice President Finance and Chief        2/27/96
--------------------------     Financial Officer
Ronald G. Huneycutt


/S/WILLIAM F. MCCONNELL        Director                                2/27/96
--------------------------
William F. McConnell


/S/ROBERT B. FIELDS            Director                                2/27/96
--------------------------
Robert B. Fields


/S/HECTOR L. ZIPEROVICH        Director                                2/27/96
--------------------------
Hector L. Ziperovich, M.D.

HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES                   SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED NOVEMBER 30, 1995, 1994 AND 1993

COLUMN A                              COLUMN B       COLUMN C                      COLUMN D                           COLUMN E
                                                     ADDITIONS                     DEDUCTIONS

                                      BALANCE AT     CHARGED TO     CHARGED TO                                        BALANCE AT
                                      BEGINNING      COSTS AND      OTHER                                             END OF
DESCRIPTION                           OF PERIOD      EXPENSES       ACCOUNTS       DESCRIPTION         AMOUNT         PERIOD
--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED
NOVEMBER 30, 1995

DEDUCTED FROM THE BALANCE
SHEET CAPTION "TRADE                                                               UNCOLLECTIBLE
ACCOUNTS RECEIVABLE"                                                               ACCOUNTS
ALLOWANCE FOR DOUBTFUL                                                             CHARGED AGAINST
ACCOUNTS                              $2,345,598     $552,663           --         ALLOWANCE           $2,298,662     $599,599
                                      ----------------------------------------------------------------------------------------
FOR THE YEAR ENDED
NOVEMBER 30, 1994

DEDUCTED FROM THE BALANCE
SHEET CAPTION "TRADE                                                               UNCOLLECTIBLE
ACCOUNTS RECEIVABLE"                                                               ACCOUNTS
ALLOWANCE FOR DOUBTFUL                                                             CHARGED AGAINST
ACCOUNTS                              $1,724,655   $2,382,948     $608,166(1)      ALLOWANCE           $2,370,171   $2,345,598
                                      ----------------------------------------------------------------------------------------
FOR THE YEAR ENDED
NOVEMBER 30, 1993

DEDUCTED FROM THE BALANCE
SHEET CAPTION "TRADE                                                               UNCOLLECTIBLE
ACCOUNTS RECEIVABLE"                                                               ACCOUNTS
ALLOWANCE FOR DOUBTFUL                                                             CHARGED AGAINST
ACCOUNTS                              $1,069,266   $1,365,224     $107,442(2)      ALLOWANCE             $817,277   $1,724,655
                                      ----------------------------------------------------------------------------------------

(1) RECLASSIFICATIONS BETWEEN ACCOUNTS RECEIVABLE AND ALLOWANCE ACCOUNT.

(2) CHARGED DIRECTLY AGAINST REVENUE.