Form 10-K/A
period 1995-11-30
HOSPITAL STAFFING SERVICES INC
filed 1996-03-29
CIK 731625

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended NOVEMBER 30, 1995
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               For the transition period from _______ to _________
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

                      6245 NORTH FEDERAL HIGHWAY, SUITE 400
                       FORT LAUDERDALE, FLORIDA 33308-1900
                    (Address of principal executive offices)
                                 (954) 771-0500
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of each exchange on which registered
Common Stock $.001 par value                      New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 29, 1996 was $12,249,028.

         As of February 29, 1996, 6,349,770 shares of common stock, par value $.001 per share, were outstanding.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

THE FOLLOWING TABLE SETS FORTH CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY:

Name                                Age               Position with Company
----                                ---               ---------------------
Ronald A. Cass(3)                   50                Chairman of the Board of Directors, Chief
                                                      Executive Officer, President and Treasurer

Ronald G. Huneycutt                 52                Vice President of Finance and Chief Financial
                                                      Officer

Jeffrey A. Barnhill                 39                Senior Vice President of Health Services and
                                                      Director of Medicare Reimbursement

Jay Gershberg                       57                Senior Vice President of Ancillary Services
                                                      and President of The Travel Nurse Group

Robert B. Fields(1,2,3)             58                Director

William F. McConnell(1)             55                Director

Hector L. Ziperovich, M.D.(2)       41                Director


--------

(1)    Member of the Audit Committee
(2)    Member of the Compensation and Stock Option Committee
(3)    Member of the Nominating Committee

         Directors are elected for a term that expires at the next annual meeting of the Company's shareholders. Officers are elected by and serve at the pleasure of the Board of Directors, subject to the terms of employment contracts, if any, between the Company and any such officer. There are no family relationships between any director or executive officers of the Company.

Officers and Directors

         Ronald A. Cass founded the Company in 1981 and has been Chairman of the Board since March 1982, Chief Executive Officer from April 1989 to the present, President from March 1982 to April 1989 and December 1992 to the present, Secretary from December 1992 to May 1993, Chief Financial Officer from April 1986 to April 1989, Treasurer from November 1995 to the present and Acting Chief Financial Officer from May 1995 through January 1996.

         Ronald G. Huneycutt is a Certified Public Accountant and joined the Company as Vice President of Finance and Chief Financial Officer in February 1996. Mr. Huneycutt served as Vice President of Finance and Development for Neonatology Certified, Inc., Plantation, Florida, since November 1993. Neonatology Certified provides physician and neonatal nurse staffing for hospitals. From December 1991 through April 1993, Mr. Huneycutt held the position of Vice President of Finance for SurgiCare America, Inc. which owned and managed outpatient surgery centers. Mr. Huneycutt joined the auditing and consulting firm of Coopers & Lybrand, LLP in 1974 and was admitted to the partnership in 1982. He served as the partner-in-charge of health care services for South Florida until his departure in 1991. Mr. Huneycutt earned a B.S. in Commerce from the University of Virginia in 1974.

         Jeffrey A. Barnhill has served as Senior Vice President of Health Services since September 1995. Mr. Barnhill joined the Company in October 1994 as Director of Reimbursement and was appointed Vice President, Operations in February 1995. Mr. Barnhill has over fifteen (15) years experience in financial and operations management in the health care field. From October 1992 until his employment by the Company, Mr. Barnhill was a principal of O. P. Medical Consultants, Inc., a health care financial and operations consulting firm. From July 1990 to September 1992 Mr. Barnhill was Chief Financial Officer and Chief Operating Officer for Omni Medical Management, Inc., which managed a 35 member physician multi-specialty group, a home care company, a DME company and a staffing company. From August 1989 to June 1990 Mr. Barnhill was the Director of Reimbursement with Florida Medical Center, a 400 plus bed acute care and rehabilitation facility. He was also the controller for Florida Medical Center's affiliate companies. Mr. Barnhill earned his M.B.A. (Health Care Management) from Nova University and his B.A.B.A. (Accounting) from Rollins College.

         Jay Gershberg has served as Senior Vice President of Ancillary Services and President of Travel Nurse Operations, Inc. since September 1995. Mr. Gershberg joined the Company in November 1984 as President of HSS Associates, Inc., the Company's then executive search division. In his over eleven (11) years of service to the Company Mr. Gershberg has served in several other key executive positions. From December 1980 until his employment with the Company, Mr. Gershberg was Executive Vice President and a minority-interest owner of Medical Recruiters of America, Inc. Prior thereto, Mr. Gershberg was employed approximately fifteen (15) years in various sales and management positions with CIBA Geigy Pharmaceuticals,

Inc. Mr. Gershberg received his B.S. degree from Long Island University.


         Robert B. Fields was elected to the Company's Board of Directors effective July 1995. He is President of Tradestar Ltd., a New York City based financial and management consulting firm. Since November 1992 Mr. Fields has been Chairman and Chief Executive Officer of Associates for Managed Care, Inc., a provider of cost containment and preventative social intervention services to the managed care industry. From August 1991 through September 1992 Mr. Fields served as a director on the Board of Flight International Group, Inc. of Newport News, Virginia, an aviation services company performing military training services using specially modified aircraft. From September 1991 to November 1991, Mr. Fields was President, Chief Executive Officer and a Director of L'Express, Inc., an interstate regional airline based in New Orleans. From January 1987 through June 1988, Mr. Fields was Executive Vice President of American Finance Group, Inc., an equipment leasing and asset management company headquartered in Boston. Mr. Fields is on the Board of Directors of Printron, Inc., Albuquerque, NM, and an advisory director of Quadra Interactive, Inc. of Carlsbad, CA.

         William F. McConnell was elected to the Company's Board of Directors in 1986. Since 1994 Mr. McConnell has served as a Managing Partner of Emerald Capital Services, Inc., a consulting firm offering management and financial services to small public companies. From 1991 through 1993, Mr. McConnell was Chairman of the Board, Chief Operating Officer and Vice President of Dollar Time Group, Inc., a publicly-held national discount retail chain. On July 24, 1995 Dollar Time Group, Inc. filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy laws. From 1987 through 1992, Mr. McConnell was the
President of Travel Data & Marketing, Inc., an international travel research firm with offices in Rome, Paris, London and Zurich.

         Hector Luis Ziperovich, M.D. was elected to the Company's Board of Directors in February 1992. Since January 1993, Dr. Ziperovich has been the Company's National Medical Director. From November 1990 to January 1992, Dr. Ziperovich was Medical Director of Mediflex Acute Staffing Services, a home health agency, the assets of which were acquired by the Company in January 1992. Since 1987, Dr. Ziperovich has served as Medical Director of HLZ Acute Dialysis Service and Clinica Medica del Pueblo (Multi-Specialty Clinic), both of which are located in Montebello, California. Dr. Ziperovich is a licensed and practicing physician in the State of California.

         No director, officer, affiliate, beneficial owner of more than 5% of the Company's common stock or associate of any of the foregoing is a party adverse or has a material interest adverse to the Company or its subsidiaries.


Committees of the Board of Directors;
Board and Committee Meetings

         As permitted by the By-Laws of the Company, the Company has several standing committees, including an Audit Committee, a Compensation and Stock Option Committee and a Nominating Committee.

         The Audit Committee consists of Robert B. Fields and William F. McConnell. The Audit Committee's responsibilities are to (i) recommend and appoint the Company's independent auditors; (ii) review the audit report and management letter; (iii) consult with the Company's auditors regarding the adequacy of internal controls; and (iv) review such other matters and member committees as deemed appropriate.

         The Compensation and Stock Option Committee consists of Robert B. Fields and Hector L. Ziperovich, M.D. The Committee's responsibilities are to
(i) approve compensation philosophy and guidelines for directors and executive officers and (ii) recommend to the full Board of Directors compensation for the directors and executive officers, including determining bonus compensation, awarding option grants and determining other benefits.

         The Nominating Committee consists of Ronald A. Cass and Robert B. Fields. The Nominating Committee has the power and authority to select a slate of candidates for directorships with the Company.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934, As
Amended

         Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities (collectively "insiders"), to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. These insiders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16 (a) forms they file, including Forms 3, 4 and 5.

         Based solely on a review of copies of such reports furnished to the Company or written representations that no such reports were required and on other information that has come to the Company's attention, the Company believes that, during fiscal year 1995, all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with except as follows: Mr. McConnell and Dr. Ziperovich each received a stock option grant in 1992 and 1995 and did not timely report these two grants on a Form 4 or Form 5; Mr. Fields received two stock option grants in 1995 and did not timely report these grants on a Form 4 or Form 5 and effected one open market purchase in 1995 and did not timely report that purchase on a Form 4; Mr. Cass received two option grants, one each in 1992 and 1993 (and an existing option expired unexercised) and did not timely report these grants and expiration on Form 4 or Form 5 and effected one open market purchase in November 1995 and did not timely report that purchase on a Form 4; Mr. Gershberg received two stock option grants, one in 1993 and one in 1995 (and an existing option was terminated unexercised) and did not timely report these grants and termination on Form 4 or Form 5; Mr. Barnhill became an officer of the Company in February 1995 and did not timely report this event on Form 3, received a stock option grant in 1995 and did not timely report this grant on a Form 4 or Form 5 and purchased shares in the open market in November 1995 and did not timely report this purchase on a Form 4; and Peter S. Busicchia became chief accounting officer in May 1995 and did not timely report this event on Form 3 and received a stock option grant in 1995 (and an existing option was terminated unexercised) and did not timely report this grant and termination on Form 4 or Form 5. The officers and directors identified by the Company in this paragraph as having delinquent filings under Section 16(a) have each filed a late Form 5 to report any transaction for which he had a delinquent filing.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables summarize all compensation accrued by the Company for the fiscal years ended November 30, 1993, 1994 and 1995 for (i) the Company's Chief Executive Officer; (ii) each other executive officer serving as such at November 30, 1995 whose compensation during fiscal 1995 exceeded $100,000; and (iii) each executive officer not serving as such at November 30, 1995 whose compensation during fiscal 1995 exceeded $100,000 (collectively, the "named executive officers").

                              SUMMARY COMPENSATION

                                                                                                 Long-Term
                                                      Annual Compensation                      Compensation
                                                      -------------------                      ------------
                                                                                          Options
Name and                                                                Other Annual      (Number       All Other
Principal Position               Year          Salary       Bonus       Compensation     of Shares)     Compensation
------------------               ----          ------       -----       ------------     ----------     ------------
Ronald A. Cass                   1995         $206,447     $30,000        $48,705(1)             -       $479,725(2)
Chief Executive Officer,         1994         $357,483           -        $58,979(1)             -              -
President and Treasurer          1993         $356,787           -        $60,659(1)        30,000              -

Warren A. Marmorstein            1995          $94,270           -         $9,143(3)             -       $183,750(4)
                                 1994         $200,858     $40,000        $96,656(3)             -              -
                                 1993         $191,478           -        $31,343(3)        50,000              -

Jeffrey A. Barnhill              1995         $107,468     $25,000        $15,054(5)         7,000              -
Senior Vice President of         1994                -           -              -                -              -
Health Services and              1993                -           -              -                -              -
Director of Medicare
Reimbursement

Jay Gershberg                    1995         $146,881     $19,517(6)     $16,639(7)         2,500              -
Senior Vice President of         1994         $133,086      $7,500        $20,664(7)             -              -
Ancillary Services and           1993         $126,033     $16,000        $26,751(7)        10,000              -
President of Travel Nurse
Group



(1) Includes payment in lieu of vacation taken (1995 - $16,919; 1994 - $29,531 and 1993 - $25, 774); automobile allowance and related insurance (1995 - $18,000; 1994 - $18,000 and 1993 - $20,813); health club benefits in 1995, 1994 and 1993; and various other types of insurance payments; health, disability and life.

(2) Includes principal and interest paid to Mr. Cass during fiscal 1995 on a note issued to Mr. Cass in settlement of certain severance obligations plus offsets against the note due him for the purchase of the Company's Broward County HomeCare Operations and the liquidation of his employee loans (see "Employment and Other Agreements").

(3) Includes payment in lieu of vacation taken (1995 - $4,792 and 1994 - $73,790); automobile benefits (1995 - $3,082; 1994 - $15,636 and 1993 -
         $23,516); health club benefits in 1995, 1994 and 1993; and various types of insurance payments; health and disability.

(4) Represents payments to Mr. Marmorstein during fiscal 1995 on a note issued to Mr. Marmorstein in settlement of certain severance obligations due him by the Company (see "Employment and Other Agreements").

(5) Includes payment in lieu of vacation taken (1995 - $3,097); automobile benefits (1995 - $5,558); health club benefits and various other types of insurance payments; health, disability and life.

(6)      Represents deferred bonuses from prior years.

(7) Includes payment in lieu of vacation taken (1995 - $2,769 and 1994 - $7,730); difference between fair market value and purchase price of Company automobile (1993 - $11,900); automobile benefits (1995 - $9,000; 1994 - $9,000 and 1993 - $8,112); health club benefits in 1995,
         1994 and 1993; and various other types of insurance payments; health and disability.

Stock Option/Grants

         The following table sets forth certain information concerning grants of stock options for each named executive officer in fiscal 1995:


                          OPTION GRANTS IN FISCAL 1995

                                                                                                            Potential Realizable
                                      Number         % of Total                                                    Value at
                                      of Shares        Options         Exercise                              Assumed Annual Rate
                                      Underlying     Granted to         or Base                                of Stock Price
                                      Options        Employees in      Price Per        Expiration            Appreciation for
                                      Granted        Fiscal Year         Share             Date                  Option Term
                                      -------        -----------         -----             ----                  -----------
Name                                                                                                         5%             10%
----                                                                                                         --             ---
Ronald A. Cass                           -                  -                -                -                -               -
Warren A. Marmorstein                    -                  -                -                -                -               -
Jay Gershberg                        2,500(1)            6.25%           $3.00            08-07-01        $7,538          $9,965
Jeffrey A. Barnhill                  7,000(2)           17.50%           $2.50            11-30-00       $20,101         $25,366


(1) Fully vesting at August 7, 1996.
(2) Fully vested at November 30, 1995.


Option Exercises and Holdings

         The following table sets forth information with respect to the named executive officers, concerning the exercise of options during the 1995 fiscal year and unexercised options held as of the end of the fiscal year:

                   AGGREGATED OPTION EXERCISES IN FISCAL 1995
                     AND 1995 FISCAL YEAR-END OPTION VALUES







                                                            NUMBER OF SECURITIES              VALUE OF UNEXERCISED
                                       VALUE REALIZED      UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS
                         SHARES      (MARKET PRICE AT        OPTIONS AT FY END                AT FISCAL YEAR END(1)
                        ACQUIRED        EXERCISE LESS    ----------------------------      ----------------------------
NAME                   ON EXERCISE    EXERCISE PRICE)   EXERCISABLE    UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
----                   -----------    ---------------   -----------    -------------      -----------    -------------
RONALD A. CASS                 -               -           230,000             -                 -               -
WARREN A. MARMORSTEIN          -               -           100,000             -                 -               -
JAY GERSHBERG                  -               -            10,000         2,500                 -               -
JEFFREY BARNHILL               -               -             7,000             -                 -               -


(1) Value is calculated by subtracting the exercise price per share from the closing price per share on the New York Stock Exchange on November 30, 1995 and multiplying by the number of shares subject to the option.

Employment and Other Agreements

         The Company has agreements with its named executive officers and others which provide for severance and other benefits in the case of termination of employment under various circumstances. The agreements in place with the Company's named executive officers and others are as follows:

         Ronald A. Cass entered into a Termination and Benefits Agreement (the "1991 Agreement") with the Company in 1991 which was modified by the terms of a Settlement Agreement between the Company and Mr. Cass dated December 30, 1994 (the "Modification Agreement"). The 1991 Agreement entitled Mr. Cass to severance benefits ranging from two to five years and to the acceleration of vesting of options in the event of his termination or a change in control of the Company. The actual severance period varied depending on whether the termination was voluntary or involuntary, whether it was for cause or without cause and whether it was in connection with a change of control.

         To eliminate the severance obligations of the Company in the 1991 Agreement, the Company and Mr. Cass entered into the Modification Agreement that provided for the payment to Mr. Cass of $1.0 million and a reduction in Mr. Cass' annual base salary from $330,000 per year to $175,000 per year. The $1.0 million payment was made by issuing Mr. Cass a note, payable in 55 monthly installments of $13,000 plus interest at a rate equal to prime rate. The remaining balance of $285,000 was satisfied by (i) setting off $100,000 owed to the Company by Mr. Cass for advances made in prior years and (ii) setting off the purchase price of $185,000 owed by Mr. Cass to the Company for the purchase by Mr. Cass of the Company's Broward County private duty home health agency in January 1995. (See "Certain Relationships and Related Transactions"). The promissory note provides for acceleration of the balance due to be immediately payable to the Chief Executive Officer upon the Company's default of a scheduled monthly payment or upon a change in control of the Company, as defined.

         The Modification Agreement provides that Mr. Cass shall continue as an at-will employee and be entitled 90 days' notice of termination or, to the extent such notice is not given, payment of his base salary for up to 90 days. In addition, upon termination of Mr. Cass' employment for any reason he shall be entitled to receive all earned but unused vacation and, for one year, all health, disability and life insurance benefits that he was receiving at the time of termination. The Modification Agreement also provides that in the event of Mr. Cass' death or disability, Mr. Cass' spouse and/or dependents are entitled to receive health benefits for up to one year following such death or disability and in the event of termination as a result of Mr. Cass' death, his estate shall receive Mr. Cass' base salary for a 90 day period. Mr. Cass also agreed to remain bound by the non-compete and confidentially provisions of the 1991 Agreement.

         Effective December 1, 1995 the Board of Directors agreed to increase Mr. Cass' annual base salary to $250,000.

         Pursuant to an agreement between the Company and its former Chief Financial and Administrative Officer, Warren A. Marmorstein, dated as of March 31, 1995, Mr. Marmorstein agreed to resign as an officer and employee of the Company effective May 1, 1995 and agreed to a severance payment of $630,000 payable in 24 monthly installments through April 30, 1997 (the "1995 Agreement"). The 1995 Agreement was a modification to a Termination and Benefit Agreement between Mr. Marmorstein and the Company dated November 1, 1993 (the "1993 Agreement") pursuant to which Mr. Marmorstein was entitled to two year severance payments (including bonuses) if he was terminated without cause and one year severance payments (including bonuses) if he was terminated for cause or he resigned voluntarily. As a result of the 1995 Agreement, Mr. Marmorstein's unvested options relating to 16,667 shares of common stock became fully vested. As a result, Mr. Marmorstein had fully vested options to purchase 100,000 shares of common stock at the time of his resignation. The 1995 Agreement provided that the period of time for exercising such options be extended in accordance with the following schedule:


                  50,000 options expire on November 28, 1997
                  16,667 options expire on October 6, 1998
                  16,667 options expire on October 6, 1999
                  16,667 options expire on October 6, 2000

The 1995 Agreement required Mr. Marmorstein to agree to a one-year non-competition provision and to maintain the confidentiality of trade secrets of the Company.

         Messrs. Jay L. Gershberg, Jeffrey A. Barnhill and Ronald G. Huneycutt (collectively, the "Employees") each have entered into Employment Agreements with the Company providing for a twelve month term, and automatically renewable annually unless the Employee's employment is terminated as provided in the Employment Agreements. Each of the Employment Agreements for Messrs. Gershberg and Barnhill provide that, subject to the Employee complying with certain non-competition provisions, in the event the Employee is terminated "without cause" (as defined) he shall be entitled to one full year's base salary plus all earned, but unused, vacation or if the Employee voluntarily terminates employment within one year following a "change-in-control" (as defined) he shall be entitled to (i) one full year's base salary plus all earned, but unused, vacation, (ii) a pro rata share of a performance bonus for that year and (iii) an auto allowance and all benefits existing at the date of termination for one year. The Employment Agreement for Mr. Gershberg also provides for a death benefit equal to 90 days of the Employee's base salary at the time of death and for short term disability payments to the Employee equal to 180 days of base salary. Mr. Huneycutt's Employment Agreement provides for three months severance under the same terms and conditions stated above and provides additionally for the grant of options to acquire 10,000 shares of the company's common stock at $3.00 Per share, which was higher than the fair market value of a share of common stock at the date of this Agreement.

         Mr. Gershberg's and Mr. Barnhill's Employment Agreements were effective as of September 1, 1995 and Mr. Huneycutt's was effective as of February 1, 1996. The annual base salary provided for in each of the Employment Agreements during the first twelve month term is $141,750, $130,000 and $117,500 for Messrs. Gershberg, Barnhill and Huneycutt, respectively, plus an annual cash payment for retirement benefits equal to 8% of their respective base salaries and other benefits, including an automobile allowance and $100,000 of life insurance.

Director Compensation

         During fiscal 1995, each of the Company's non-employee directors received compensation of $750 per Board and Committee Meeting. In addition, in lieu of an annual retainer amount of $2,500, each such director elected to receive an option to acquire 10,000 shares of common stock of the Company with an exercise price of $2.375 per share. Directors are also reimbursed for their travel expenses in connection with such meetings. The total cash compensation paid to directors for meetings in 1995 was approximately $17,376.


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

         During the fiscal year ended November 30, 1995 no options were granted or exercised under the 1983 Plan and none expired. At November 30, 1995, options to purchase 17,250 shares were outstanding at an exercise price of $5.875 Per share. These options are exercisable for up to ten years from the date of grant. No options will be granted under the 1983 Plan in the future.

1990 Stock Option Plan

         In 1989, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") which provides that options may be granted to purchase up to 770,000 shares of Common Stock. Options granted under the 1990 Plan are in the form of either an incentive stock option ("ISO") qualified under Section 422 of the Internal Revenue Code, a non-qualified stock option ("NSO") or a reload option (a newly issued option to purchase shares of Common Stock equal in number to the shares of Common Stock which may be tendered, in lieu of cash, to pay for the exercise of options previously granted). The Company's Compensation and Stock Option Committee determines which employees are awarded options under the 1990 Plan and the terms and vesting provisions of such options.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth Common Stock ownership information, based on 6,349,770 shares of common stock outstanding as of February 29, 1996 with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director and named executive officer of the Company and (iii) all directors and named executive officers of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 6245 North Federal Highway, Suite 400, Fort Lauderdale, Florida 33308.

                                                Shares            Percent
                                              Beneficially          of
                                                Owned(1)          Class(2)

Ronald A. Cass                                 608,788(3)           9.6%
 Chairman of the Board,
 Chief Executive Officer,
 President and Treasurer

Jeffrey A. Barnhill                             17,200(4)             * (5)
 Senior Vice President, Health Services

Jay L. Gershberg                                10,000(6)             * (5)
 Senior Vice President, Ancillary Services
 President, Travel Nurse Group

Warren Marmorstein(7)                          100,000(8)           1.6%

Robert B. Fields                                10,740(9)             * (5)
 Director

William F. McConnell                             5,000(10)            * (5)
 Director

Hector Luis Ziperovich, M.D.                    15,000(11)            * (5)
 Director

All officers and directors                     781,728(12)         12.3%
 as a group (8 individuals)


The Taneja Group(13)                           356,800(14)          5.6%
NuMed Home Health Care, Inc.
6505 Rockside Road, Suite 400
Independence, OH  44131-2342

Heartland Advisors, Inc.                       860,400(15)         13.6%
790 Milwaukee Street
Milwaukee, WI  53202

Continental Stock Transfer                     700,000(16)         11.0%
 & Trust Company, Trustee
2 Broadway, New York, NY  10014

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power, as of the date hereof. Stock options included are exercisable on February 29, 1996, or will be exercisable by April 30, 1996.

(2) The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.

(3) The total amount includes 359,288 shares of Common Stock held jointly by Mr. Cass and his wife, 7,000 shares held solely by Mr. Cass and options to purchase 242,500 shares of Common Stock held solely by Mr. Cass.

(4)      Includes options to purchase 17,000 shares of Common Stock.

(5)      Represents less than 1%.

(6)      Represents options to purchase 10,000 shares of Common Stock.

(7) On May 1, 1995, Mr. Marmorstein resigned as the Company's Chief Financial and Administrative Officer, Senior Vice President, Treasurer and Secretary.

(8)      Represents options to purchase 100,000 shares of Common Stock.

(9)      Includes options to purchase 10,000 shares of Common Stock.

(10)     Represents options to purchase 5,000 shares of Common Stock.

(11) Includes options to purchase 5,000 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock.

(12)     Includes options to acquire 15,000 shares of Common Stock.

(13) The Taneja Group is a group of related shareholders who have joined together as a voting group.

(14) As per Amended Schedule 13D filed with the Securities Exchange Commission by the Taneja Group on March 27, 1995.

(15) As per Schedule 13G filed with the Securities Exchange Commission by Heartland Advisors, Inc. on February 9, 1996.

(16) In July 1995, 700,000 shares of Company Common Stock were placed in escrow with Continental Stock Transfer & Trust Company, as Escrow Agent, pending the final approval of the Stipulation and Settlement Agreement (the "Stipulation") in connection with the settlement of a class action suit filed in the United States District Court for the Northern District of California styled Roe et al. v. Hospital Staffing Services, Inc. The Court has approved the Stipulation, and the shares will be distributed to the authorized claimants in accordance with the Stipulation. Undistributed shares will be voted by the Escrow Agent in the same percentage as the holders of the remaining outstanding Company shares are voted.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At the beginning of fiscal 1995, the Company had outstanding loans to Ronald A. Cass, Chairman and Chief Executive Officer of the Company, of approximately $100,000 which accrued interest at rates ranging from 6.5% to 8.0% per annum. All funds advanced were for personal, non-business related purposes. On January, 13, 1995, all loans were repaid to the Company via an offset to the $1.0 million promissory note given him by the Company. (See Page 8).

         On January 13, 1995 certain fixed and intangible assets of the Company's Broward County, Florida private duty home health agency were sold to the Company's Chairman and Chief Executive Officer at their fair market value of approximately $185,000. Payment of this amount to the Company was via an offset to the $1.0 million promissory note given him by the Company. (See Page 8).

         The Company has outstanding loans to Warren Marmorstein, the Company's former Chief Financial Officer, of approximately $53,000, which accrue interest at rates ranging from 6.5% to 8.0% per annum. All funds advanced were for personal non-business related purposes. Mr. Marmorstein is repaying his obligation via a non-interest bearing promissory note to the Company in installments of approximately $4,500 monthly. At November 30, 1995, the unpaid balance due the Company was approximately $17,800.

         In 1992 the Company made a loan to William F. McConnell, an outside director of the Company, of approximately $72,200, which accrues interest at the rate of 8.0% per annum. All funds advanced were for personal non-business related purposes. Mr. McConnell is repaying his obligation to the Company in installments of approximately $4,900 monthly. At February 29, 1996, the unpaid balance due the Company was $33,642.

         In 1994, the Company began utilizing the services of Mr. McConnell as a consultant. Such services included shareholder relations, evaluation of strategic alternatives for the Company and other duties as assigned by the Chief Executive Officer. The fees for such services were approximately $32,000 in fiscal 1995.

         During 1995, the Company utilized the services of Dr. Hector L. Ziperovich an outside director of the Company as its National Medical Director and in July 1995 entered into a written contractual arrangement whereby the Director would continue as the Company's Medical Director for an indeterminate time or until the contract is terminated by either party. Such services include utilization review, quality assurance, medical guidance, and compliance with all clinically relevant Federal and State regulations. For the Fiscal Year 1995, the fees for such services were approximately $42,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         As referenced above, during 1995, Dr. Hector L. Ziperovich served as National Medical Director for the Company.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.


By:  Ronald A. Cass                 Ronald A. Cass, Chairman of the Board, Chief
                                    Executive Officer, President and Treasurer
                                    Date: March 29, 1996

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBIT NO.

10.11    Employment Agreement with Jay Gershberg dated September 1, 1995
         (Corrected)

10.12 Employment Agreement with Jeffrey A. Barnhill dated September 1, 1995 (Corrected)

10.13 Employment Agreement with Ronald Huneycutt dated February 1, 1996 (Corrected)

10.19 Termination and Benefits Agreement with Ronald A. Cass dated June 1, 1991 (Incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on From S-1 (No. 33-42640)).

10.20 Termination and Benefits Agreement with Warren Marmorstein dated November 1, 1993. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).