Form 10-Q
period 1996-02-29
HOSPITAL STAFFING SERVICES INC
filed 1996-04-15
CIK 731625

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended FEBRUARY 29, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

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



         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past Yes [X]  No [ ]


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distributtion of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
               6,349,770 shares of Common Stock, $.001 par value,
                         outstanding at March 31, 1996.
===============================================================================

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                 PAGE(S)
                                                                 -------
PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                            3

   Consolidated Condensed Statements of Operations                  4

   Consolidated Condensed Statements of Cash Flows                  5

   Notes to Consolidated Condensed Financial
          Statements                                                6 - 13

   Management's Discussion and Analysis of
         Financial Condition and Results of Operations             14 - 18




PART II - OTHER INFORMATION AND SIGNATURES                         19 - 20

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                  ASSETS

                                                   February 29,    November 30,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  2,599,021    $  1,697,804
  Short-term investments                                 11,753          11,620
  Trade accounts receivable, less allowance
    for doubtful accounts of $616,306
    and $599,599, respectively                        6,419,717       6,129,371
  Settlements due from Medicare                      10,364,908      10,372,741
  Prepaid expenses                                      325,977         418,335
  Amounts due from officers/directors                    33,642          40,392
  Current and deferred income taxes receivable        1,149,635       1,149,634
  Other                                                 125,420         344,482
                                                   ------------    ------------
         Total current assets                        21,030,073      20,164,379
                                                   ------------    ------------
NON-CURRENT ASSETS:
  Net property and equipment                          1,040,132         986,592
                                                   ------------    ------------
  Intangibles related to businesses
    acquired                                          2,160,016       2,160,016
  Non-competition agreements                            479,426         479,426
                                                   ------------    ------------
  Total intangibles                                   2,639,442       2,639,442
  Less:  Accumulated amortization                      (693,779)       (664,418)
                                                   ------------    ------------
         Net intangibles                              1,945,663       1,975,024
                                                   ------------    ------------
  Deposits and other assets                             266,659         244,826
                                                   ------------    ------------
         Total non-current assets                     3,252,454       3,206,442
                                                   ------------    ------------
         Total assets                              $ 24,282,527    $ 23,370,821
                                                   ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                   February 29,    November 30,
                                                      1996            1995
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES:

  Accounts payable                                 $  1,903,032    $  2,577,470
  Line of credit payable (Note 3)                     2,397,347         767,115
  Accrued payroll and benefits                        2,726,204       2,240,404
  Accrued expenses                                    4,311,027       4,224,210
  Income taxes payable                                  216,015         296,000
  Capital leases                                          7,131           7,131
  Notes payable  (Notes 2 & 5)                        1,017,594       1,255,130
                                                   ------------    ------------
         Total current liabilities                   12,578,350      11,367,460
                                                   ------------    ------------


NON-CURRENT LIABILITIES:
  Notes payable  (Notes 2 & 5)                          765,215         882,965
  Capital leases                                         45,304          45,304
                                                   ------------    ------------
         Total non-current liabilities                  810,519         928,269
                                                   ------------    ------------

                                                   ------------    ------------
         Total liabilities                           13,388,869      12,295,729
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 3,5 & 6)

STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value;
     authorized 5,000,000 shares;
     none issued or outstanding                            --              --

  Common stock- $.001 par value;
     authorized 20,000,000 shares;
     6,349,770 shares issued
     and outstanding; respectively                        6,350           6,350

  Additional paid-in capital                         22,428,887      22,428,887

  Accumulated deficit                               (11,541,579)    (11,360,145)
                                                   ------------    ------------
         Total stockholders' equity                  10,893,658      11,075,092
                                                   ------------    ------------
         Total liabilities and
             stockholders' equity                  $ 24,282,572    $ 23,370,821
                                                   ============    ============

                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                   (Unaudited)      (Unaudited)
                                                   February 29,    February 28,
                                                       1996            1995
                                                   ------------    ------------
Net revenue from services                          $ 14,505,628    $ 13,711,732
                                                   ------------    ------------
Cost of services:
  Professional salaries and benefits                  7,519,966       7,432,394
  Other professional expenses                         1,458,761       1,401,249
                                                   ------------    ------------
  Total cost of services                              8,978,727       8,833,643
                                                   ------------    ------------
Gross margin                                          5,516,901       4,878,089
                                                   ------------    ------------
Selling, general and
 administrative expenses:
  Salaries and benefits                               3,229,817       2,679,209
  Legal expenses                                        137,614         486,015
  All other expenses                                  2,023,223       1,574,892
                                                   ------------    ------------
  Total selling, general
    and administrative expenses                       5,390,654       4,740,116
                                                   ------------    ------------
Income from operations                                  136,247         137,973
                                                   ------------    ------------
Interest and other income (expense):
  Interest expense                                     (109,134)        (87,557)
  Interest income                                        16,034          17,669
  Other income,net                                       56,263          33,009
                                                   ------------    ------------
  Total interest and other income (expense)             (36,837)        (36,879)
                                                   ------------    ------------
Income before provision
  for income taxes                                       99,410         101,094

Provision for income taxes                              (25,889)        (38,000)
                                                   ------------    ------------

Income before extraordinary item                         73,521          63,094

Extraordinary loss on early extinguishment
 of debt (Note 3)                                      (254,955)           --
                                                   ------------    ------------

  Net income (loss)                                   ($181,434)        $63,094
                                                   ============    ============



Income (loss) per common share:
  Income (loss) before extraordinary item                  $.01           $0.01
  Extraordinary loss on early
   extinguishment of debt                                  (.04)             --
                                                   ------------    ------------

  Net income        per common share                      ($.03)          $0.01
                                                   ============    ============

Weighted average common shares outstanding:           6,349,770       5,649,770
                                                   ============    ============




                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.


                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED

                                                                                           (Unaudited)       (Unaudited)
                                                                                           February 29,      February 28,
                                                                                              1996               1995
                                                                                           -----------       -----------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                                         ($181,434)          $63,094
                                                                                           -----------       -----------
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
       Depreciation and amortization                                                           231,282           174,791
       Extraordinary loss on early extinguishment of debt (Note 3)                              99,955                 -
       Provision for losses on trade accounts receivable                                        59,842            58,045
       Gain on sale of fixed assets                                                                  -            (5,981)
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                                          (350,188)          249,443
           Settlements due from Medicare                                                         7,833           339,490
           Prepaid expenses and other current assets                                            92,356          (102,317)
           Amounts due from officers/directors                                                       -             4,186
           Deposits and other assets                                                          (127,136)           44,231
         Increase (decrease) in liabilities -
           Accounts payable                                                                   (667,688)          (87,483)
           Accrued payroll and payroll taxes                                                   485,800            75,397
           Accrued expenses and other                                                         (150,718)       (1,007,112)
           Income taxes payable                                                                (79,985)         (276,998)
                                                                                           -----------       -----------
     Total adjustments                                                                        (398,647)         (534,308)
                                                                                           -----------       -----------
NET CASH USED BY OPERATING ACTIVITIES                                                         (580,081)         (471,214)
                                                                                           -----------       -----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                                                 (133)        1,148,729
   Capital expenditures                                                                       (176,833)          (22,790)
   Proceeds from sale of California, New York and Arizona home health operations               145,782                 -
                                                                                           -----------       -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                               (31,184)        1,125,939
                                                                                           -----------       -----------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Line of credit borrowings                                                                16,398,143        14,363,000
   Line of credit repayments                                                               (14,767,911)      (14,608,208)
   Payments under notes payable                                                               (117,750)          (27,234)
                                                                                           -----------       -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                             1,512,482          (272,442)
                                                                                           -----------       -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                      901,217           382,283

   Cash and cash equivalents at beginning of period                                          1,697,804           516,770
                                                                                           -----------       -----------
   Cash and cash equivalents at end of period                                               $2,599,021          $899,053
                                                                                           ===========       ===========

Supplemental Cash Flow Disclosures:
   Cash paid:     Income Taxes                                                                $108,105          $224,948
                  Interest                                                                     $96,869           $72,004


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                FEBRUARY 29, 1996
                                   (UNAUDITED)


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

         The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes therein.

NOTE 2:  ACQUISITIONS AND DIVESTITURES -

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

         In March 1995, operations in Texas were sold for $60,000.

NOTE 3:  DEBT -

         In February 1996, the Company entered into a two-year $8 million uncommitted revolving line of credit with a commercial finance company.

         The credit facility bears interest at prime plus two percent per annum, payable monthly,

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable as defined. A portion of the proceeds from this new credit facility was used to retire the remaining outstanding indebtedness with the Company's prior lender.

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. In connection with the Company's new financing arrangements, the Company's workers' compensation insurance carrier reduced the letter of credit requirement to $1.8 million from $2.0 million. As of February 29, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise available borrowing.

         Similar to the prior line of credit, the total borrowing available is subject to the renewal of certain nursing services contracts in the U.S. Virgin Islands. Such contracts are in the process of renewal and management is of the opinion that the full borrowing capacity will be available to the Company. Additionally, while the interest rate on the new facility is unchanged from the prior facility, administration fees and charges related to the line of credit are significantly reduced.

         The new line of credit contains a number of covenants, some of which could affect the Company's operations. The most significant of these covenants include (i) maintenance of minimum tangible net worth; (ii) timely submission of monthly, quarterly and annual financial statements; (iii) limitations on payments to employees or related parties for consulting agreements and in the case of terminating employees, severance agreements; (iv) restrictions on new debt, guarantees and the payment of dividends; and (v) approval and/or notice requirements for acquisitions, mergers, the sale of assets and changes in management. The Company is in compliance with all required loan covenants.

         As of February 29, 1996, principal borrowings under the credit facility were approximately $2.4 million and approximately $1.7 million was available for additional borrowing under the line of credit.

         In retiring the old line of credit, the Company incurred a penalty of approximately $150,000 and wrote off approximately $104,955 of unamortized loan costs associated with the retired indebtedness in the first quarter of fiscal 1996. As a result, the Company recorded an after-tax loss of $254,955, which has been reflected in the Company's consolidated condensed statement of operations as an extraordinary item.


NOTE 4:  STOCKHOLDERS' EQUITY -

1983 Stock Option Plan

         The Company's 1983 Incentive Stock Option Plan, as amended (the "1983 Plan"),

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

provided for the grant of options to purchase up to 300,000 shares of common stock at an exercise price of not less than 100% of the fair market value of the Company's common stock on the date of grant (110% of fair market value in the case of an optionee who is the owner of greater than 10% of the outstanding shares).

         At February 29, 1996, no options were granted or exercised under the 1983 Plan and none expired. At February 29, 1996, options to purchase 17,250 shares were outstanding at an exercise price of $5.875 per share. These options are exercisable for up to ten years from the date of grant. No options will be granted under the 1983 Plan in the future.

1990 Stock Option Plan

         In 1989, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") which provides that options may be granted to purchase up to 770,000 shares of common stock. Options granted under the 1990 Plan are in the form of either an incentive stock option ("ISO") qualified under Section 422 of the Internal Revenue Code, a non-qualified stock option ("NSO") or a reload option (a newly issued option to purchase shares of common stock equal in number to the shares of common stock which may be tendered, in lieu of cash, to pay for the exercise of options previously granted). The Company's Compensation and Stock Option Committee recommends to the full Board of Director's compensation for the directors and executive officers, including determining bonus compensation, awarding option grants and other benefits.

         Pursuant to Board action during the three months ended February 29, 1996, 42,500 options to purchase common stock were granted to certain key employees (under the 1990 Stock Option Plan) with an exercise price of $3.00 per share. The exercise price exceeded the market price of the common stock at the date of the grant. The 30,000 options vest as of the date of the award and are exercisable for a period of five years from the date of vesting. The 12,500 options vest one year from the date of the award and are exercisable for a period of five years from the date of vesting.

NOTE 5:  SEVERANCE OBLIGATIONS -

         On December 30, 1994, the Company and its Chairman and Chief Executive Officer entered into an agreement to modify the Termination and Benefits Agreement dated June 1, 1991. The Company and the Chief Executive Officer agreed to currently settle the future obligation for $1 million.

         In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer, $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. As of February 29, 1996, the Company's remaining future obligation to the officer was approximately $532,000 payable under a promissory note including interest at the prime rate (8.25%) in installments of $13,000 per month.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         As part of a severance agreement with the Company's former Chief Financial Officer, approximately $647,000 was expensed in the second quarter of fiscal 1995. As of February 29, 1996, the Company's remaining liability was approximately $368,000 payable under a promissory note with payments of $26,250 per month.


NOTE 6:  COMMITMENTS AND CONTINGENCIES -

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

         On December 15, 1992, the Health Care Financing Administration (HCFA) (through its fiscal intermediary) notified the Company of its decision to suspend reimbursement to the Company's South Florida Medicare offices. Such suspension of Medicare payments in South Florida was based, in part, upon allegations of fraud arising from the federal investigation into claims that were submitted to Medicare for services that were not rendered. Management believes that the alleged violations and investigation relate to the Company's Dade County, Florida Medicare provider and to the allocation of certain corporate overhead costs to that provider and other of the Company's providers. Neither the federal investigation nor the reason for the suspension relates to services performed by other of the Company's former or existing Medicare providers.

         In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company downsized, and eventually closed, its offices in Dade, Broward and Monroe counties, Florida, and terminated its subcontracting relationships with staffing providers in South Florida.

         Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County, Florida at a substantial cost to the Company in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payments to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare office. The Company currently has no Medicare operations in Florida.

         As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company undertook an internal review program, which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and implementing a billing review and submission program. The

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

Company has completed the billing program with respect to all visits not subject to a claim of timely filing. While the majority of fiscal years 1991 and 1992 claims were billed, a number of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's consolidated financial statements.

         The settlement amounts due to the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the settlements due from Medicare as of February 29, 1996 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated balance sheet as of February 29, 1996 are realizable at their recorded amount.

         As of March 1996, 40 months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly.
There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company has been the subject of an investigation by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. The SEC has not instituted any enforcement proceedings against the Company and any resolution of the matter with the United States Attorney's Office would not necessarily resolve any potential future action by the SEC.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         On October 29, 1994, the Company's Board of Directors, after evaluating the economic merits of the continuing legal costs required to defend this class action, as well as its potential exposure to adverse judgment, versus the settlement amount sought by the plaintiff class, agreed to a settlement between the Company and plaintiff class. Based on the value of the common stock issued and the cash payment, the Company recorded a charge totaling approximately $1.9 million in its fiscal year ended November 30, 1994 consolidated statement of operations to accrue the estimated settlement liability. At a June 30, 1995 hearing, the court approved the settlement and ordered the dismissal of the claims of all class members against the Company and the other defendants as described in the Stipulation of Settlement. The court's judgment is now final and the required cash payment of $1,200,000 plus 700,000 shares of common stock have been deposited with the escrow agent.

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

         Other Litigation, Claims and Assessments:

         In the ordinary course of business, the Company is exposed to various claims and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position and consolidated results of operations.

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

         The following is a schedule of future minimum lease payments as of February 29, 1996:

               FISCAL YEAR                    AMOUNT
               -----------                    ------
               1996                          1,147,000
               1997                            651,000
               1998                            309,000
               1999                            179,000
               2000                             40,000


         Total rent expense for the three months ended February 29, 1996 and February 28, 1995, including the Corporate office, branch facilities and nurses' housing was approximately $806,000 and $788,000, respectively.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

         Termination and Benefits Agreements:

         The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $491,000 as of February 29, 1996.

         Self-Funded Insurance Plans:

         The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of February 29, 1996 and February 28, 1995, such reserves totaled approximately $2.5 and $2.6 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. Management believes that the differences, if any, between actual losses reported subsequent to February 29, 1996 and its recorded reserve estimates will not be material.

         Directors Indemnification Fund:

         On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund would, if funded, supplement proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors, and current and past officers, in the indemnity fund. As of February 29, 1996, no funding has occurred; however, at the directors' discretion and based upon the Company's future cash position and other factors as need be considered, such funding may take place.

NOTE 7:  CONCENTRATION OF CREDIT RISK -

         The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since 1991. Revenues from these facilities accounted for approximately 10.7% and 10.5% of consolidated net revenue from services for the fiscal years ended February 29, 1996 and February 28, 1995, respectively. Outstanding accounts receivable were approximately $3.0 million and $2.8 million as of February 29, 1996 and February 28, 1995, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets. As of March 31, 1996, approximately $3.0 million of the February 29, 1996 outstanding receivable balance from these facilities

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

remained unpaid. Approximately $970,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are significantly slower than the Company's domestic customer base. The government of the U.S. Virgin Islands currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, for this reason and because the Company has experienced no collection losses during the history of these contracts, no allowances for doubtful accounts have been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                FEBRUARY 29, 1996


LIQUIDITY AND CAPITAL RESOURCES -

         General. Prior to its acquisition of the Continental and CarePoint Home Health Agencies in July, 1990 and February, 1991, respectively, the Company funded its growth internally and through the net proceeds of $9,036,000 obtained from two public offerings. The Company later obtained a line of credit, term note and term loan to satisfy a portion of the acquisition costs and provide for future working capital requirements. The Company's capital requirements consist of funding current operations, expanding services provided by its home care, staffing and rehabilitative businesses, and the acquisition of compatible companies that can be integrated with existing operating units.

         The Company expects to meet short-term liquidity needs through cash flow and borrowings available under its new credit facility as discussed below.

         Line of Credit. In February 1996, the Company entered into a two-year $8 million uncommitted revolving line of credit with a commercial finance company.

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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. In connection with the Company's new financing arrangements, the Company's workers' compensation insurance carrier reduced the letter of credit requirement to $1.8 million from $2.0 million. As of February 29, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing.

         Similar to the prior line of credit, the total borrowing available is subject to the renewal of certain nursing services contracts in the U.S. Virgin Islands. Such contracts are in the process of renewal and management is of the opinion that the full borrowing capacity will be available to the Company. Additionally, while the interest rate on the new facility is unchanged from the prior facility, administration fees and charges related to the line of credit are significantly reduced.

         Restrictive Covenants. The new line of credit contains a number of covenants some of which could affect the Company's operations. The most significant of these covenants include (i) maintenance of minimum tangible net worth; (ii) timely submission of monthly, quarterly and annual financial statements; (iii) limitations on payments to employees or related parties for consulting agreements and in the case of terminating employees, severance agreements; (iv) restrictions on new debt, guarantees and the payment of dividends; and (v) approval and/or notice requirements for acquisitions, mergers, the sale of assets and changes in management.

         As of February 29, 1996, principal borrowings under the credit facility were approximately $2.4 million and approximately $1.7 million was available for additional borrowing under the line of credit. Additionally, the Company is in compliance with all required loan covenants.

         While management believes that the present credit facility is generally adequate to meet the Company's working capital needs (in the absence of slow collections of accounts receivable), the present facility is not adequate to provide for any significant liabilities that may arise (see Note 6). If significant contingencies become commitments, then, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

         Settlements due to and from Medicare. Periodically, the Company has estimated settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and 2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans, 2) incurring additional borrowings under the line of credit, if available, or 3) using proceeds from additional capital that may be raised. However, there are no assurances that the Company will be able to successfully utilize any of these three funding options.

         At November 30, 1995, the Company had amounts due to Medicare under notification from the Medicare program's fiscal intermediaries of approximately $2.4 million. As of February 29, 1996, approximately $260,500 of this amount has been repaid under an eleven month repayment plan applicable to $859,000. The remainder is expected to be offset against amounts due from the Medicare Program to the Company.

         Cash Position. Net cash used by operating activities was approximately $580,000 and $471,000 for the three months ended February 29, 1996 and February 28, 1995, respectively.

         In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Financing activities principally consisted of net repayments of outstanding borrowings under the Company's line of credit.

         Net Working Capital. As of February 29, 1996, the Company had approximately $8.5 million of working capital and approximately $2.6 million of cash and cash equivalents. The ratio of current assets to current liabilities at February 29, 1996 was 1.7 to 1. As of February 29, 1996, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, severance obligation to a former officer, and an amount due to the Chairman and Chief Executive Officer (see Notes 5 and 6 to the consolidated condensed financial statements).

RESULTS OF OPERATIONS - THREE MONTHS ENDED FEBRUARY 29, 1996
COMPARED WITH THREE MONTHS ENDED FEBRUARY 28, 1995

         Net Revenues. Net revenue increased approximately $794,000, or 5.8%, from $13,712,000 for the first quarter ended February 28, 1995 to $14,506,000 for the first quarter ended February 29, 1996. This increase is directly attributable to higher revenues generated within the Company's Travel Nurse Group and the full absorption of Tri Therapy which reflected only minimal revenues in the first quarter of fiscal 1995.

         Net revenues from services provided by the Company's Homecare Group increased approximately $29,000, or less than 1.0%, to approximately $10,811,000 for the first quarter ended February 29, 1996 from $10,783,000 for the first quarter ended February 28, 1995. This increase in revenue is due to higher Medicare revenues within the Company's South Central Region offset by the sale of certain Company operations (see Note 2) and diminished business in the Northeast Region related to the severe weather conditions that restricted patient visits during the first quarter of fiscal 1996.

         Net revenues from services provided by the Company's Travel Nurse Group increased approximately $437,000, or 14.7%, to approximately $3,409,000 for the first quarter ended February 29, 1996 from approximately $2,972,000 for the first quarter ended February 28, 1995. The increase is primarily attributable to refocusing efforts on employee training, strategic marketing and an enhanced level of customer service which has created increased opportunities for contract nursing staff in both currently serviced hospitals and new facilities.

         Net revenues from services provided by the Company's Rehabilitation Services Group increased approximately $336,000, from $50,700 for the first quarter ended February 28, 1995 to approximately $387,000 for the first quarter ended February 29, 1996. This operating unit was not acquired until February 15, 1995.

         Cost of Services. The cost of services for the Homecare Group decreased approximately $520,000, or 8.0%, from approximately $6,546,000 to approximately $6,026,000 for the quarters ended February, 1995 and 1996, respectively. The primary reasons for this reduction are the sale of certain homecare operations (see Note 2), lower caregiver salaries resulting from unserviceable visits due to severe weather conditions within the Company's North East Region and favorable resolution of certain independent contractor claims related to the Dade County Operations (see Note 6).

         Cost of services for the Travel Nurse Group increased approximately $365,000, or 15.5%, from approximately $2,356,000 to approximately $2,721,000 for the quarters ending February 1995 and 1996, respectively. The primary reason for this occurrence is the increase in the number of nurses under contract with the Company during the first quarter.

         The cost of services for the Company's Rehabilitation Services Group increased approximately $308,700 from approximately $25,300 to approximately $334,000 for the quarters ended February 1995 and 1996, respectively. As previously stated, this operating unit was acquired on February 15, 1995.

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

         The Company's gross margin increased approximately $649,000, or 13.3%, from approximately $4,878,000 to approximately $5,527,000 for the quarters ended February 1995 and 1996, respectively. This increase resulted from the sale of low performing operations (see Note 2) and a significant increase in business within Homecare Medicare operations. These gains in gross margin were partially offset by lower margins in the Travel Nurse and Rehabilitation Groups. Gross margin as a percentage of revenue increased from 35.6% to 38.1% for the quarters ending February 1995 and 1996, respectively.

         Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased approximately $651,000, or 13.7%, from approximately $4,740,000 to approximately $5,391,000 for the quarters ended February 1995 and 1996, respectively.

         The increase results from higher payroll and payroll related costs, recruiting expenses and travel expenses within both the Company's Homecare and Travel Nurse Groups. Tri Therapy was acquired in February 1995, and is included for the entire first quarter of fiscal 1996. Additionally, in the first quarter of fiscal 1995, Health Insurance reserves were reduced by approximately $200,000.

         Interest and Other Income (Expense). Higher interest costs resulted from the Company's obligation under the note payable to its landlord in connection with the Lease Termination Penalty incurred in fiscal 1995.

         Pre-Tax Income. While pre-tax income for the quarter ended February 29, 1996 remained comparable to the quarter ended February 28, 1995, $99,410 to $101,094, income from operations still reflects lost revenue resulting from unserviceable home care visits in both the South Central and New England regions as a consequence of the severe weather conditions occurring during this period. In addition, a change in business mix to lower margin, unskilled services also contributed to lower revenues.

         Extraordinary Items. In connection with the early extinguishment of its debt to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

                        HOSPITAL STAFFING SERVICES, INC.
                           PART II - OTHER INFORMATION
                                FEBRUARY 29, 1996

         ITEM 1.           LEGAL PROCEEDINGS

                           See Note 6 to the Notes to Consolidated Financial Statements. See also "ITEM 3 - LEGAL PROCEEDINGS" which is incorporated by reference from the Company's Annual Report in Form 10-K for the fiscal year ended November 30, 1995 filed with the Securities and Exchange Commission on February 27, 1996.

         ITEM 2.           CHANGES IN SECURITIES

                           See Note 6 (Commitments and Contingencies) concerning the issuance of shares of the Company's common stock. The Company authorized Continental Stock Transfer and Trust Company to issue 700,000 shares of the Company's common stock, par value $.001 per share, in connection with the settlement of a shareholder class action suit filed against the Company on October 13, 1992. This is in accordance with the Stipulation of Settlement approved by the court on June 30, 1995.


         ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

         ITEM 5.           OTHER INFORMATION

                           See Note 6 (Commitments and Contingencies) to the Consolidated Financial Statements concerning the settlement of the shareholder class action lawsuits and the payment of cash and issuance of shares of the Company's common stock in connection therewith.


         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits - None.

                           (b)      Reports - None.

                        HOSPITAL STAFFING SERVICES, INC.
                                   SIGNATURES
                                FEBRUARY 29, 1996

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HOSPITAL STAFFING SERVICES, INC.


By:/S/RONALD A. CASS                Ronald A. Cass, Chairman of the Board,
   -------------------              Chief Executive Officer, President
   Ronald A. Cass                   and Treasurer
                                    Date: 4-15-1996
                                        ----------------


By:/S/RONALD G. HUNEYCUTT           Ronald G. Huneycutt, Vice President of
   ----------------------           Finance/Chief Financial Officer
   Ronald G. Huneycutt              Date: 4-15-1996
                                          ----------------