Form 10-Q/A
period 1996-02-29
HOSPITAL STAFFING SERVICES INC
filed 1996-04-17
CIK 731625

===============================================================================
The purpose of this amendment is to correct typographical errors in 1996 Balance Sheet, caption: "Total liabilities and stockholders' equity" and 1996 Statement of Operations, caption: "Gross margin".

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A
                                AMENDMENT NO. 1

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

                                (954) 771 - 0500
               Registrant's telephone number, including area code
===============================================================================

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

COMMITMENTS AND CONTINGENCIES (Notes 3,5 & 6)

STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value;
     authorized 5,000,000 shares;
     none issued or outstanding                            --              --

  Common stock- $.001 par value;
     authorized 20,000,000 shares;
     6,349,770 shares issued
     and outstanding; respectively                        6,350           6,350

  Additional paid-in capital                         22,428,887      22,428,887

  Accumulated deficit                               (11,541,579)    (11,360,145)
                                                   ------------    ------------
         Total stockholders' equity                  10,893,658      11,075,092
                                                   ------------    ------------
         Total liabilities and
             stockholders' equity                  $ 24,282,527    $ 23,370,821
                                                   ============    ============

                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                   (Unaudited)      (Unaudited)
                                                   February 29,    February 28,
                                                       1996            1995
                                                   ------------    ------------
Net revenue from services                          $ 14,505,628    $ 13,711,732
                                                   ------------    ------------
Cost of services:
  Professional salaries and benefits                  7,519,966       7,432,394
  Other professional expenses                         1,458,761       1,401,249
                                                   ------------    ------------
  Total cost of services                              8,978,727       8,833,643
                                                   ------------    ------------
Gross margin                                          5,526,901       4,878,089
                                                   ------------    ------------
Selling, general and
 administrative expenses:
  Salaries and benefits                               3,229,817       2,679,209
  Legal expenses                                        137,614         486,015
  All other expenses                                  2,023,223       1,574,892
                                                   ------------    ------------
  Total selling, general
    and administrative expenses                       5,390,654       4,740,116
                                                   ------------    ------------
Income from operations                                  136,247         137,973
                                                   ------------    ------------
Interest and other income (expense):
  Interest expense                                     (109,134)        (87,557)
  Interest income                                        16,034          17,669
  Other income,net                                       56,263          33,009
                                                   ------------    ------------
  Total interest and other income (expense)             (36,837)        (36,879)
                                                   ------------    ------------
Income before provision
  for income taxes                                       99,410         101,094

Provision for income taxes                              (25,889)        (38,000)
                                                   ------------    ------------

Income before extraordinary item                         73,521          63,094

Extraordinary loss on early extinguishment
 of debt (Note 3)                                      (254,955)           --
                                                   ------------    ------------

  Net income (loss)                                   ($181,434)        $63,094
                                                   ============    ============



Income (loss) per common share:
  Income (loss) before extraordinary item                  $.01           $0.01
  Extraordinary loss on early
   extinguishment of debt                                  (.04)             --
                                                   ------------    ------------

  Net income per common share                             ($.03)          $0.01
                                                   ============    ============

Weighted average common shares outstanding:           6,349,770       5,649,770
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


                                    HOSPITAL STAFFING SERVICES, INC.


By:/S/RONALD A. CASS                Ronald A. Cass, Chairman of the Board,
   -------------------              Chief Executive Officer, President
   Ronald A. Cass                   and Treasurer
                                    Date: 4-17-1996
                                        ----------------


By:/S/RONALD G. HUNEYCUTT           Ronald G. Huneycutt, Vice President of
   ----------------------           Finance/Chief Financial Officer
   Ronald G. Huneycutt              Date: 4-17-1996
                                          ----------------