Form 10-Q
period 1995-11-30
HOSPITAL STAFFING SERVICES INC
filed 1996-07-15
CIK 731625

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended MAY 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________ to ____________

                         Commission File Number 0-11781



                        HOSPITAL STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                      FLORIDA                           59-2150637
              (State or other jurisdiction          (I.R.S. Employer
              incorporation or organization)     Identification Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,349,770 shares of Common Stock, $.001 par value, outstanding at July 15, 1996.
================================================================================

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                       PAGE(S)

PART I - FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets                        3 - 4

         Consolidated Condensed Statements of Operations              5

         Consolidated Condensed Statements of Cash Flows              6

         Notes to Consolidated Condensed Financial Statements         7 - 11

         Management's Discussion and Analysis of                      18 - 19
         Financial Condition and Results of Operations



PART II - OTHER INFORMATION AND SIGNATURES                            17 - 18


                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                  ASSETS

                                                      MAY 31,      NOVEMBER 30,
                                                       1996            1995
                                                   ------------    ------------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,011,700    $  1,697,804
  Short-term investments                                 11,880          11,620
  Trade accounts receivable, less allowance
    for doubtful accounts of $575,129
    and $599,599, respectively                        7,308,039       6,129,371
  Settlements due from Medicare                      12,199,901      10,372,741
  Prepaid expenses                                      392,136         418,335
  Amounts due from officers/directors                    34,557          40,392
  Current and deferred income taxes receivable        1,149,634       1,149,634
  Other                                                 118,610         344,482
                                                   ------------    ------------
         Total current assets                        22,226,457      20,164,379
                                                   ------------    ------------
NON-CURRENT ASSETS:

  Net property and equipment                            962,842         986,592
                                                   ------------    ------------
  Intangibles related to businesses
    acquired                                          2,258,028       2,160,016
  Non-competition agreements                            479,426         479,426
                                                   ------------    ------------
  Total intangibles                                   2,737,454       2,639,442
  Less:  Accumulated amortization                      (723,958)       (664,418)
                                                   ------------    ------------
         Net intangibles                              2,013,496       1,975,024
                                                   ------------    ------------
  Deposits and other assets                             258,858         244,826
                                                   ------------    ------------
         Total non-current assets                     3,235,196       3,206,442
                                                   ------------    ------------
         Total assets                              $ 25,461,653    $ 23,370,821
                                                   ============    ============

                The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.




     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      MAY 31,      NOVEMBER 30,
                                                       1996           1995
                                                   ------------    ------------
                                                    (Unaudited)
CURRENT LIABILITIES:

  Accounts payable                                 $  1,817,237    $  2,577,470
  Line of credit payable (Note 3)                     4,962,666         767,115
  Accrued payroll and benefits                        2,236,143       2,240,404
  Accrued expenses                                    3,441,856       4,224,210
  Income taxes payable                                  283,684         296,000
  Capital leases                                         13,908           7,131
  Notes payable                                       1,011,212       1,255,130
                                                   ------------    ------------
         Total current liabilities                   13,766,706      11,367,460
                                                   ------------    ------------


NON-CURRENT LIABILITIES:
  Notes payable                                         557,335         882,965
  Capital leases                                         42,667          45,304
                                                   ------------    ------------
         Total non-current liabilities                  600,002         928,269
                                                   ------------    ------------

                                                   ------------    ------------
         Total liabilities                           14,366,708      12,295,729
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Notes 3 and 5)

STOCKHOLDERS' EQUITY:
 Preferred stock - $.001 par value;
     authorized 5,000,000 shares;
     none issued or outstanding                            --              --

  Common stock- $.001 par value;
     authorized 20,000,000 shares;
     6,349,770 shares issued
     and outstanding; respectively                        6,350           6,350

  Additional paid-in capital                         22,428,887      22,428,887

  Accumulated deficit                               (11,340,292)    (11,360,145)
                                                   ------------    ------------
         Total stockholders' equity                  11,094,945      11,075,092
                                                   ------------    ------------
         Total liabilities and
             stockholders' equity                  $ 25,461,653    $ 23,370,821
                                                   ============    ============

                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.


                                             HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                 Three months ended May 31,          Six months ended May 31,
                                                                 1996             1995                1996             1995
                                                              (Unaudited)     (Unaudited)          (Unaudited)      (Unaudited)
                                                              ------------    -------------     ---------------     ------------
Net revenue from services                                     $15,968,499      $14,860,176         $30,474,127      $28,571,908
                                                              ------------    -------------     ---------------     ------------

Cost of services:
   Professional salaries and benefits                           8,429,888        7,391,322          15,949,854       14,823,716
   Other professional expenses                                  1,492,261        1,410,833           2,951,022        2,812,082

                                                              ------------    -------------     ---------------     ------------
   Total cost of services                                       9,922,149        8,802,155          18,900,876       17,635,798
                                                              ------------    -------------     ---------------     ------------

Gross margin                                                    6,046,350        6,058,021          11,573,251       10,936,110
                                                              ------------    -------------     ---------------     ------------

Selling, general and administrative expenses:
   Salaries and benefits                                        3,205,216        3,154,143           6,435,033        5,833,352
   Legal expenses                                                  67,148          370,652             204,762          856,666
   Severance obligation                                                 -          646,724                   -          646,724
   All other expenses                                           2,382,016        1,727,232           4,405,239        3,302,124

                                                              ------------    -------------     ---------------     ------------
   Total selling, general and administrative expenses           5,654,380        5,898,751          11,045,034       10,638,866
                                                              ------------    -------------     ---------------     ------------

Income from operations                                            391,970          159,270             528,217          297,244
                                                              ------------    -------------     ---------------     ------------

Interest and other income (expense):
   Interest expense                                              (125,799)         (52,910)           (234,933)        (140,467)
   Interest income                                                  9,790           16,085              25,824           33,754
   Other income,net                                                19,326           37,750              75,589           70,759

                                                              ------------    -------------     ---------------     ------------
   Total interest and other income (expense)                      (96,683)             925           (133,520)         (35,954)

                                                              ------------    -------------     ---------------     ------------
Income before provision for income taxes                          295,287          160,195             394,697          261,290

Provision for income taxes                                        (94,000)         (38,000)           (119,889)         (76,000)
                                                              ------------    -------------     ---------------     ------------

Income before extraordinary item                                  201,287          122,195             274,808          185,290

Extraordinary loss on early extinguishment of debt (Note 3)             -                -            (254,955)                -
                                                              ------------    -------------     ---------------     ------------

   Net income                                                    $201,287         $122,195             $19,853         $185,290
                                                              ============    =============     ===============     ============


Income per common share:
   Income before extraordinary item                                 $0.03            $0.02               $0.04            $0.03
   Extraordinary loss on early extinguishment of debt                   -                -               (0.04)                -
                                                              ------------    -------------     ---------------     ------------

   Net income per common share                                      $0.03            $0.02               $0.00            $0.03
                                                              ============    =============     ===============     ============


Weighted average common shares outstanding:                     6,349,770        5,649,770           6,349,770        5,649,770
                                                              ============    =============     ===============     ============


                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                (UNAUDITED)          (UNAUDITED)
                                                                                MAY 31, 1996        MAY 31, 1995
                                                                                -------------       -------------
Cash flows provided (used) by operating activities:
   Net income                                                                        $19,853             $185,290
                                                                                -------------       -------------

   Adjustments to reconcile net income to net cash provided
     (Used) by operating activities:
       Depreciation and amortization                                                 421,523              354,494
       Severance obligations                                                               -              630,000
       Extraordinary loss on early extinguishment of debt (note 3)                    99,955                    -
       Provision for losses on trade accounts receivable                             143,339              153,673
       Loss on disposal and retirement of intangibles, property and equipment              -                5,380
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                              (1,202,387)           1,079,620
           Settlements due from medicare                                          (1,642,756)             643,637
           Prepaid expenses and other current assets                                  26,197             (136,935)
           Amounts due from officers/directors                                        (8,289)              18,012
           Income taxes recoverable                                                         -              40,895
           Deposits and other assets                                                (142,761)             387,729
         Increase (decrease) in liabilities -
           Accounts payable                                                         (781,076)            (804,737)
           Accrued payroll and payroll taxes                                        (236,872)            (312,161)
           Accrued expenses and other                                             (1,195,535)          (1,236,829)
           Income taxes payable                                                      (12,316)            (280,992)

                                                                                -------------       -------------
           Total adjustments                                                      (4,530,978)             541,786
                                                                                -------------       -------------

Net cash provided (used) by operating activities                                  (4,511,125)             727,076
                                                                                -------------       -------------

Cash flows provided (used) by investing activities:
   Sale (purchase) of short-term investments, net                                      (260)            1,148,729
   Capital expenditures                                                            (217,929)             (148,159)
   Proceeds from sale of california, new york and arizona home health operations     145,782                   -
   Purchase of therapy company                                                      (60,000)                   -

                                                                                -------------       -------------
Net cash provided (used) by investing activities                                   (132,407)            1,000,570
                                                                                -------------       -------------

Cash flows provided (used) by financing activities:
   Net increases (decreases) on line of credit payable                             4,204,998             (304,912)
   Payments under notes payable                                                     (241,500)             (91,627)
   Payments under capital leases                                                      (6,070)
                                                                                -------------       -------------
Net cash provided (used) by financing activities                                   3,957,428             (396,539)
                                                                                -------------       -------------

Net increase (decrease) in cash and cash equivalents                                (686,104)           1,331,107

   Cash and cash equivalents at beginning of period                                1,697,804              516,770

                                                                                -------------       -------------
   Cash and cash equivalents at end of period                                     $1,011,700           $1,847,877
                                                                                =============       =============

Supplemental cash flow disclosures:
   cash paid:                      Income taxes                                     $134,436             $226,048
                                   Interest                                         $230,645             $137,978



                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  MAY 31, 1996
                                   (UNAUDITED)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES -

         The accounting policies followed by Hospital Staffing Services, Inc. and subsidiaries (the "Company") for quarterly financial reporting purposes are the same as those disclosed in the Company's annual financial statements on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements reflect all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation of the information presented.

         The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes therein. The results for operations for the three and six moinths ended May 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 30, 1996.


NOTE 2:  ACQUISITION

         In March 1996, a wholly-owned subsidiary of the company acquired the assets and liabilities of a therapy company for an aggregate purchase price of approximately $60,000 resulting in additions to intangibles of $98,012.


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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. In connection with the Company's new financing arrangements, the Company's workers' compensation insurance carrier reduced the letter of credit requirement to $1.8 million from $2.0 million. As of May 31, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise available borrowing.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

         As of May 31, 1996, approximately $103,000 was available for additional borrowing under the line of credit.

         In retiring the old line of credit, the Company incurred a penalty of approximately $150,000 and wrote off approximately $104,955 in the first quarter of fiscal 1996 of unamortized loan costs associated with the retired indebtedness. As a result, the Company recorded an after-tax loss of $254,955, which has been reflected in the Company's consolidated condensed statement of operations as an extraordinary item.


NOTE 4:  STOCKHOLDERS' EQUITY -

1990 Stock Option Plan

         Pursuant to Board action during the first quarter of fiscal 1996, 42,500 options to purchase common stock were granted to certain key employees (under the 1990 Stock Option Plan) with an exercise price ranging from $2.375 to $3.00 per share. The exercise price exceeded the market price of the common stock at the date of the grant. Of the 42,500 optiins granted, 30,000 options vest as of the date of the award and are exercisable for a period of five years from the date of vesting and 12,500 options vest one year from the date of the award and are exercisable for a period of five years from the date of vesting.


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

         Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County, Florida at a substantial cost to the Company, in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payments to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare office. The Company currently has no Medicare operations in Florida.

         As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company undertook an internal review program, which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and implementing a billing review and submission program. The Company has completed the billing program with respect to all visits not subject to a claim of timely filing. While the majority of fiscal years 1991 and 1992 claims were billed, a number of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's consolidated financial statements.

         The settlement amounts due to the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the settlements due from Medicare as of May 31, 1996 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated balance sheet as of May 31, 1996 are realizable at their recorded amount.

         As of June 1996, 43 months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company has been the subject of an investigation by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. The SEC has not instituted any enforcement proceedings against the Company and any resolution of the matter with the United States Attorney's Office would not necessarily resolve any potential future action by the SEC.

         LITIGATION, CLAIMS AND ASSESSMENTS:

         In the ordinary course of business, the Company is exposed to various claims and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position and consolidated results of operations.

         TERMINATION AND BENEFITS AGREEMENTS:

         The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $491,000 as of May 31, 1996.

         SELF-FUNDED INSURANCE PLANS:

         The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)

claims is based upon its actuarially determined loss experience. As of May 31, 1996 and November 30, 1995, such reserves totaled approximately $1.9 and $2.6 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. Management believes that the differences, if any, between actual losses reported subsequent to May 31, 1996 and its recorded reserve estimates will not be material.


NOTE 6:  CONCENTRATION OF CREDIT RISK -

         The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since 1991. Revenues from these facilities accounted for approximately 10.7% and 9.9% of consolidated net revenue from services for the six months ended May 31, 1996 and May 31, 1995, respectively. Outstanding accounts receivable were approximately $3.6 million and $3.0 million as of May 31, 1996 and November 30, 1995, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets. As of June 30, 1996, approximately $2.9 million of the May 31, 1996 outstanding receivable balance from these facilities remained unpaid. Approximately $834,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are significantly slower than the Company's domestic customer base. The government of the U.S. Virgin Islands currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, for this reason and because the Company has experienced no collection losses during the history of these contracts, no allowances for doubtful accounts have been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  MAY 31, 1996


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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. In connection with the Company's new financing arrangements, the Company's workers' compensation insurance carrier reduced the letter of credit requirement to $1.8 million from $2.0 million. As of May 31, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing.

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

         As of May 31, 1996, principal borrowings under the credit facility were approximately $5.0 million and approximately $103,000 was available for additional borrowing under the line of credit. Additionally, the Company is in compliance with all required loan covenants.

         While management believes that the present credit facility is generally adequate to meet the Company's working capital needs (in the absence of slow collections of accounts receivable), the present facility is not adequate to provide for any significant liabilities that may arise (see Note 5). If significant contingencies become commitments, then, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

         SETTLEMENTS DUE TO AND FROM MEDICARE. Periodically, the Company has estimated settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and 2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans, 2) incurring additional borrowings under the line of credit, if available, 3) using proceeds from additional capital that may be raised or 4) offsetting amounts due from Medicare program to the Company. However, there are no assurances that the Company will be able to successfully utilize any of these four funding options.


         At November 30, 1995, the Company had amounts due to Medicare under notification from the Medicare program's fiscal intermediaries of approximately $2.4 million. As of May 31, 1996, approximately $548,000 of this amount has been repaid under an eleven month repayment plan applicable to $859,000 of the debt. The remainder is expected to be offset against amounts due from the Medicare Program to the Company.

         CASH POSITION. Net cash provided/(used) by operating activities was approximately ($4,511,000) and $727,000 for the six months ended May 31, 1996 and May 31, 1995, respectively.

         In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Financing activities principally consisted of net borrowings under the Company's line of credit.

         NET WORKING CAPITAL. As of May 31, 1996, the Company had approximately $8.5 million of working capital and approximately $1.0 million of cash and cash equivalents. The ratio of current assets to current liabilities at May 31, 1996 was 1:6 to 1. As of May 31, 1996, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, severance obligation to a former officer, and an amount due to the Chairman and Chief Executive Officer.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MAY 31, 1996
COMPARED WITH THREE AND SIX MONTHS ENDED MAY 31, 1995

         Revenues. Consolidated net revenues increased $1,108,000, or 7.5%, from $14,860,000 to $15,968,000 and $1,902,000, or 6.7%, from $28,572,000 to
$30,474,000 for the three and six months ended May 31, 1995 and 1996, respectively. This increase is primarily attributable to higher revenues within the Company's Travel Nurse, Rehabilitative and Management Services Groups. The discussions below of individual segments do not include the elimination of intergroup charges of approximately $240,000 and $335,000 for the three months and six months ended May 31, 1996 as reflected in the consolidated presentation.

         Net revenues from services provided by the Company's Homecare Group remained relatively consistent with the prior year at approximately $11,500,000 and $22,302,000 for the three and six months ended May 31, 1996, respectively. Contributing to the occurrence was the sale of certain company operations, diminished business in the northeast region related to severe weather conditions experienced during the first quarter, offset by an increase in Medicare revenues for the period.

         Net revenues from services provided by the Company's Travel Nurse Group increased $976,000, or 32.4%, from $3,016,000 to $3,992,000 and $1,413,000, or
23.6%, from $5,987,000 to $7,400,000 for the three and six months ended May 31, 1995 and 1996, respectively. Contributing to this increase was a higher volume of nurses under contract, up approximately 10.8% from the comparable period, new staffing operations within the Company's New England region, and a continued enhancement of strategic marketing, employee training, and customer service.

         Net revenues from services provided by the Company's Rehabilitation Services Group increased $332,000, or 89.7%, from $370,000 to $702,000 and $669,000, or 158.7%, from $421,000 to $1,089,000 for the three and six months ended May 31, 1995 and 1996, respectively. The primary reason for this occurrence is the acquisition of certain therapy operations within the Atlanta area on March 31, 1996, which contributed approximately $407,000 to revenues for the second quarter of fiscal 1996.

         Net revenues from services provided by the Company's Management Services Group, HSS Health Initiatives, were approximately $19,000 for the three and six months ended May 31, 1996. The operating group was formulated during mid-second quarter and therefore only provided minimal revenues for the period.

         COST OF SERVICES. Cost of services for the Homecare Group increased $355,000, or 5.7%, from $6,219,000 to $6,574,000 for the three months ended May
31, 1996 and decreased $165,000 from $12,765,000 to $12,600,000 for the six months ended May 31, 1996. Direct costs for the quarter ending May 31, 1996 are higher due to a greater utilization of Medicare visits in the Company's northeast region resulting in higher independent contractor, payroll and related expenses. Year-to-date this increase was offset by the downsizing and/or consolidation of certain proprietary offices within the Homecare Group.

         Cost of services for the Travel Nurse Group increased $741,000, or 30.7%, from $2,413,000 to $3,154,000 and $1,106,000, or 23.2%, from $4,769,000 to $5,875,000 for the three and six months ended May 31, 1995 and 1996, respectively. A higher volume of nurses under contract and new operations established in the New England region, as previously discussed, are the primarily reasons for this increase.

         Cost of services for the Company's Rehabilitation Services Group increased $220,000, or 106%, from $208,000 to $428,000 and $529,000, or 226%, from $234,000 to $763,000 for the three and six months ended May 31, 1995 and 1996, respectively. Higher independent contractor costs, in addition to the acquisition previously discussed, have resulted in this increase.

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

         The Company's gross margin decreased from 40.8% and 38.3% for the three and six months ended May 31, 1995, to 37.9% and 38.0% for the three and six months ended May 31, 1996. This decrease results from lower margins within the Company's Travel Nurse, Tri Therapy Rehab and Proprietary Homecare Operations.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Although the Company incurred increases in payroll and related costs, recruiting expenses and travel expenses, as described below, such increases were offset by reductions in worker's compensation and legal reserves of approximately $540,000 and $115,000 respectively for the three months ended May 31, 1996. Such reserves were established in prior years and based on actuarial evaluations and favorable cost controls, management has reduced the estimated ultimate liabilities. These changes in estimates, after considering the related decreases in Medicare cost reimbursement, served to improve income from operations by approximately $522,000 for the three months and six months ended May 31, 1996. Selling, general and administrative expenses decreased as a percentage of revenue from 39.7% and 37.2% for the three and six months ended May 31, 1995 to 35.4% and 36.2% for the comparable periods of the current year. The 1995 percentages are impacted by a severance obligation to a previous officer of the Company in the amount of approximately $647,000.

         INTEREST AND OTHER INCOME (EXPENSE). Interest and other income (expense), net, was approximately $98,000 higher during the three and six months ended May 31, 1996 as compared to comparable periods of fiscal 1995 resulting primarily from higher average outstanding borrowings under the Company's credit facility and interest costs related to a note payable to the Company's landlord in connection with the lease termination penalty incurred in fiscal 1995.

         Pre-tax Income. Pre-tax Income increased $135,000, or 84.4%, from $160,000 to

$295,000 and $133,000, or 50.8%, from $262,000 to $395,000 for the three and six months ended May 31, 1995 and 1996, respectively. As previously discussed, operations still reflect the loss of revenue as a consequence of the severe weather conditions during the first quarter of fiscal 1996. Profitability was enhanced by changes in the Company's business mix to higher margin, skilled services, reductions in certain SG&A costs for the period, and the addition of Seven Springs Rehabilitation acquired in March, 1996.

         Extraordinary Items. In connection with the early extinguishment of its debt to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

                        HOSPITAL STAFFING SERVICES, INC.
                           PART II - OTHER INFORMATION
                                  MAY 31, 1996

         ITEM 1.           LEGAL PROCEEDINGS

                           See Note 5 to the Notes to Consolidated Financial Statements. See also "ITEM 3 - LEGAL PROCEEDINGS" which is incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1995 filed with the Securities and Exchange Commission on February 27, 1996.

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

                           None.

         ITEM 5.           OTHER INFORMATION

                           None.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits - None.

                           (b)      Reports - None.

                        HOSPITAL STAFFING SERVICES, INC.
                                   SIGNATURES
                                  MAY 31, 1996

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HOSPITAL STAFFING SERVICES, INC.


By:/s/RONALD A. CASS                Ronald A. Cass, Chairman of the Board,
   -----------------                Chief Executive Officer,
      Ronald A. Cass                President and Treasurer
                                    Date: JULY 15, 1996
                                         --------------




By:/s/RONALD G. HUNEYCUTT           Ronald G. Huneycutt, Vice President of
   ----------------------           Finance/ Chief Financial Officer
      Ronald G. Huneycutt           Date:  JULY 15, 1996
                                          --------------