Form 10-Q
period 1996-08-31
HOSPITAL STAFFING SERVICES INC
filed 1996-10-15
CIK 731625

===================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from_____ to_____

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



         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.  Yes X
___No


         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,359,770 shares of Common Stock, $.001 par value, outstanding at September 30, 1996.
                       ==================================

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                     Page(s)

PART I - FINANCIAL INFORMATION

   Consolidated Condensed Balance Sheets                          3

   Consolidated Condensed Statements of Operations                4

   Consolidated Condensed Statements of Cash Flows                5

   Notes to Consolidated Condensed Financial                      6 - 10
          Statements

   Management's Discussion and Analysis of                        11 - 16
         Financial Condition and Results of Operations

PART II - OTHER INFORMATION AND SIGNATURES                        17 - 19



                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS



                         ASSETS                                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                     ---------------                                       ----------------------------------------------

                                             August 31,     November 30,                                 August 31,     November 30,
                                                1996            1995                                        1996            1995
                                          ---------------  -------------                                -------------- -------------
                                            (Unaudited)                                                   (Unaudited)

CURRENT ASSETS:                                                          CURRENT LIABILITIES:

Cash and cash equivalents ................   $   486,327   $ 1,697,804   Accounts payable ..............   $ 1,848,562   $ 2,577,470
Short-term investments ...................        12,011        11,620   Line of credit payable (Note 3)     4,885,122       767,115
Trade accounts receivable, ...............                               Accrued payroll and benefits ..     1,829,232     2,240,404
  less allowance for doubtful ............                               Accrued expenses ..............     3,065,274     4,224,210
  accounts of $677,179
  and $599,599, respectively .............     7,441,537     6,129,371   Income taxes payable ..........       193,043       296,000
Settlements due from Medicare ............    12,187,497    10,372,741   Capital leases ................        16,980         7,131
Prepaid expenses .........................       322,659       418,335   Notes payable .................       829,324     1,255,130
Amounts due from officers
  and directors ..........................        69,064        40,392
Notes receivable .........................        99,909          --
Current and deferred income
  taxes receivable .......................       436,592     1,149,634
Other ....................................       365,106       344,482

                                         ---------------  -------------                                 --------------  ------------
       Total current assets                   21,420,702    20,164,379    Total current liabilities         12,667,537    11,367,460
                                         ---------------  -------------                                 --------------  ------------


NON-CURRENT ASSETS:                                                     NON-CURRENT LIABILITIES:
                                                                        Notes payable                        444,728         882,965
                                                                        Capital leases                        71,455          45,304
                                                                        Minority interest in limited
                                                                          partnership                         49,126               -

                                                                                                       -------------- --------------
Net property and equipment                       852,663       986,592    Total non-current liabilities     565,309          928,269
                                         ---------------  -------------                                -------------- --------------

                                                                                                       -------------- --------------
                                                                          Total liabilities               13,232,846      12,295,729
                                                                                                       -------------- --------------

Intangibles related to businesses                                       COMMITMENTS AND CONTINGENCIES (Notes 3 & 5)
  acquired                                     2,258,028      2,160,016
Non-competition agreements                       479,426        479,426 STOCKHOLDERS' EQUITY:
                                                                        Preferred stock - $.001 par value;
                                         ---------------  -------------   authorized 5,000,000 shares;
Total intangibles                              2,737,454      2,639,442   none issued or outstanding              -               -
Less:  Accumulated amortization                 (754,546)      (664,418)

                                         ---------------  -------------
       Net intangibles                         1,982,908      1,975,024 Common stock- $.001 par value;
                                         ---------------  -------------   authorized 20,000,000 shares;
                                                                          6,359,770 shares issued and
                                                                          outstanding; respectively            6,360          6,350


Deposits and other assets                        236,964        244,826 Additional paid-in capital        22,452,627     22,428,887
                                         ---------------  -------------

                                                                        Accumulated deficit              (11,198,596)   (11,360,145)

                                                                                                      --------------  --------------
       Total non-current assets                3,072,535      3,206,442     Total stockholders' equity    11,260,391     11,075,092
                                         ---------------  -------------                               --------------  --------------

                                                                            Total liabilities and
       Total assets                          $24,493,237    $23,370,821        stockholders' equity      $24,493,237    $23,370,821
                                         ===============  =============                               ==============  ==============




                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED INCOME STATEMENTS


                                                  Three months ended August 31,      Nine months ended August 31,
                                                      1996           1995               1996             1995
                                                  -------------- --------------     --------------   -------------
                                                   (Unaudited)    (Unaudited)        (Unaudited)     (Unaudited)

   Net revenue from services                        $15,603,347    $13,521,691        $46,077,474     $42,093,599
                                                  -------------- --------------     --------------   -------------

   Cost of services:
      Professional salaries and benefits              7,952,769      7,033,095         23,902,623      21,856,811
      Other professional expenses                     1,570,642      1,353,056          4,521,664       4,165,138

                                                  -------------- --------------     --------------   -------------
      Total cost of services                          9,523,411      8,386,151         28,424,287      26,021,949
                                                  -------------- --------------     --------------   -------------

   Gross margin                                       6,079,936      5,135,540         17,653,187      16,071,650
                                                  -------------- --------------     --------------   -------------

   Selling, general and administrative expenses:
      Salaries and benefits                           3,533,239      2,801,983          9,968,272       8,635,336
      Legal, severance and other expenses             2,385,564      2,010,493          6,995,565       6,816,006

      Total selling, general and
                                                  -------------- --------------     --------------   -------------
         administrative expenses                      5,918,803      4,812,476         16,963,837      15,451,342
                                                  -------------- --------------     --------------   -------------

   Income from operations                               161,133        323,064            689,350         620,308
                                                  -------------- --------------     --------------   -------------

   Interest and other income (expense):
      Interest expense                                 (154,778)       (62,951)          (389,711)       (203,418)
      Interest income                                    31,859         18,670             57,683          52,424
      Other income,net                                  120,887          3,622            196,476          74,381

                                                  -------------- --------------     --------------   -------------
      Total interest and other income (expense)          (2,032)       (40,659)          (135,552)        (76,613)

                                                  -------------- --------------     --------------   -------------
   Income before provision for income taxes             159,101        282,405            553,798         543,695

   Provision for income taxes                           (17,406)       (46,000)          (137,295)       (122,000)
                                                  -------------- --------------     --------------   -------------

   Income before extraordinary item                     141,695        236,405            416,503         421,695

   Extraordinary loss on early extinguishment
     of debt (Note 3)                                         -              -           (254,955)              -
                                                  -------------- --------------     --------------   -------------

      Net income                                       $141,695       $236,405           $161,548        $421,695
                                                  ============== ==============     ==============   =============


   Income per common share:
      Income before extraordinary item                     $0.02          $0.04              $0.07           $0.07
      Extraordinary loss on early extinguishment
        of debt                                               -              -               (0.04)             -
                                                  -------------- --------------     --------------   -------------

      Net income per common share                          $0.02          $0.04              $0.03           $0.07
                                                  ============== ==============     ==============   =============


   Weighted average common shares outstanding:         6,356,292      5,780,403          6,351,952       5,780,403
                                                  ============== ==============     ==============   =============



                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   For the nine months ended:
                                                                                August 31, 1996 August 31, 1995
                                                                                --------------  ---------------
                                                                                (Unaudited)          (Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income ........................................................         $   161,548          $   421,695
                                                                                -----------          -----------

   Adjustments to reconcile net income to net cash
     provided/(used) by operating activities:
       Depreciation and amortization .................................             590,973              540,950
       Severance obligations .........................................                --                630,000
       Extraordinary loss on early extinguishment
            of debt (Note 3) .........................................              99,955                 --
       Provision for losses on trade accounts receivable .............             163,590              624,919
       Loss on disposal and retirement of intangibles,
            property and equipment....................................                --                  4,236
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable .................................          (1,356,136)             262,562
           Settlements due from Medicare .............................          (1,630,352)           1,581,311
           Prepaid expenses and other current assets .................              95,673             (105,480)
           Amounts due from officers/directors .......................             (43,322)              68,949
           Income taxes receivable ...................................             713,043             (178,780)
           Deposits and other assets .................................            (397,600)             439,792
         Increase (decrease) in liabilities -
           Accounts payable ..........................................            (749,225)          (1,834,230)
           Accrued payroll and payroll taxes .........................            (643,783)            (253,133)
           Accrued expenses and other ................................          (1,710,180)          (1,817,818)
           Income taxes payable ......................................            (102,957)            (256,067)

                                                                                -----------          -----------
    Total adjustments ................................................          (4,970,321)            (292,789)
                                                                                -----------          -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES .....................          (4,808,773)             128,906
                                                                                -----------          -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net ....................                (391)           1,148,729
   Capital expenditures ..............................................            (177,215)            (215,319)
   Proceeds from sale of California, New York
       and Arizona home health operations ............................             145,782                 --
   Purchase of therapy company .......................................             (60,000)                --
   Notes receivable ..................................................             (50,783)                --

                                                                                -----------          -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES .....................            (142,607)             933,410
                                                                                -----------          -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Net increases (decreases) on line of credit payable ...............           4,083,630              644,210
   Payments under notes payable ......................................            (354,107)            (209,805)
   Payments under capital leases .....................................             (13,370)                --
   Exercise of Stock Options .........................................              23,750                 --

                                                                                -----------          -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES .....................           3,739,903              434,405
                                                                                -----------          -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................          (1,211,477)           1,496,721

   Cash and cash equivalents at beginning of period ..................           1,697,804              516,770

                                                                                -----------          -----------
   Cash and cash equivalents at end of period ........................         $   486,327          $ 2,013,491
                                                                                ===========          ===========

Supplemental Cash Flow Disclosures:
   Cash paid:   Income Taxes                                                   $   234,077          $   466,723
                Interest                                                       $   387,717          $   197,651


                 The accompanying notes are an integral part of
               these consolidated condensed financial statements.

                                        5

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1996
                                   (Unaudited)


NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

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

         The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes therein. The results of operations for the three and nine months ended August 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 30, 1996.


NOTE 2:  ACQUISITION AND START-UPS

         In March 1996, the Company's Rehabilitation Service Group acquired the assets and liabilities of a therapy company for an aggregate purchase price of approximately $60,000 resulting in additions to intangibles of $98,012. In addition, the Group opened three therapy clinics in Florida and one in Rhode Island during the third quarter. The Company's primary investments in these clinics are short term, one year leases.

         In August 1996 the Company, through a subsidiary, completed an agreement to provide billing, accounting and cost reimbursement support services to a management company in California. Currently the management company has thirteen homecare agencies under contract.


NOTE 3:  DEBT

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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of August 31, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise available borrowing.

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

         As of August 31, 1996, approximately $610,000 was available for additional borrowing under the line of credit.

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


NOTE 4:  STOCKHOLDERS' EQUITY

1990 Stock Option Plan

         Pursuant to Board action during the first quarter of fiscal 1996, 42,500 options to purchase common stock were granted to certain key employees (under the 1990 Stock Option Plan) with an exercise price ranging from $2.375 to $3.00 per share. The exercise price exceeded the market price of the common stock at the date of the grant. Of the 42,500 options granted, 30,000 options vest as of the date of the award and are exercisable for a period of five years from the date of vesting and 12,500 options vest one year from the date of the award and are exercisable for a

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

period of five years from the date of vesting. No options were granted in the second or third quarters. In the third quarter 10,000 options to purchase common stock were exercised at their price of $2.375 per share.


NOTE 5:  COMMITMENTS AND CONTINGENCIES

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

         The settlement amounts due to the Company as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as subsequent information becomes available. Included in the settlements due from Medicare as of August 31, 1996 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated balance sheet as of August 31, 1996 are realizable at their recorded amount.

         As of October 1996, 47 months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern
District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company had been the subject of a staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996 the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions have been recommended to the commission.

         Litigation, Claims and Assessments:

         In the ordinary course of business, the Company is exposed to various claims and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position and consolidated results of operations.

         Termination and Benefits Agreements:

         The Company has agreements with certain of its key employees, which provide for

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

severance in the case of involuntary termination and/or a change in control, to promote adherence to non-competition provisions. Such agreements provide severance payments for up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $534,000 as of August 31, 1996.

         Self-Funded Insurance Plans:

         The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its actuarially determined loss experience. As of August 31, 1996 and November 30, 1995, such reserves totaled approximately $1.9 million and $2.6 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period when such differences become known. Management believes that the differences, if any, between actual losses reported subsequent to August 31, 1996 and its recorded reserve estimates will not be material.


NOTE 6:  CONCENTRATION OF CREDIT RISK

         The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since 1991. Revenues from these facilities accounted for approximately 10.2% and 9.7% of consolidated net revenue from services for the nine months ended August 31, 1996 and August 31, 1995, respectively. Outstanding accounts receivable were approximately $3.6 million and $3.0 million as of August 31, 1996 and November 30, 1995, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets and approximately $1,093,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are significantly slower than the Company's domestic customer base. The government of the U.S. Virgin Islands currently acknowledges the debt and has instituted a plan to liquidate the amounts past due. Accordingly, for this reason and because the Company has experienced no collection losses during the history of these contracts, no allowances for doubtful accounts have been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 August 31, 1996


Liquidity and Capital Resources -

         General. Prior to its acquisition of the Continental and CarePoint Home Health Agencies in July, 1990 and February, 1991, respectively, the Company funded its growth internally and through the net proceeds of $9,036,000 obtained from two public offerings. The Company later obtained a line of credit, term note and term loan to satisfy a portion of the acquisition costs and provide for future working capital requirements. The Company's capital requirements consist of funding current operations, expanding services provided by its home care, including support services to non owned home care agencies, staffing and rehabilitative businesses, and the acquisition of compatible companies that can be integrated with existing operating units.

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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of August 31, 1996, the Company was contingently liable for a $1.8 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing.

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

         As of August 31, 1996, principal borrowings under the credit facility were approximately $4.9 million and approximately $610,000 was available for additional borrowing under the line of credit. Additionally, the Company is in compliance with all required loan covenants.

         While management believes that the present credit facility is generally adequate to meet the Company's working capital needs (in the absence of slow collections of accounts receivable), the present facility is not adequate to provide for any significant liabilities that may arise (see Note 5 to the Consolidated Condensed Financial Statements). If significant contingencies become liabilities, then, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.


         Settlements due to and from Medicare. In the normal course of business, the Company has estimated settlements due to and from the Medicare program. The estimated settlement amounts due to Medicare are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and 2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying Consolidated Condensed Balance Sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans, 2) incurring additional borrowings under the line of credit, if available, 3) using proceeds from additional capital that may be raised, or 4) offsetting amounts due from the Medicare program to the Company. However, there are no assurances that the Company will be able to successfully utilize any of these four funding options.

         At November 30, 1995, the Company had amounts due to Medicare under notification from the Medicare program's fiscal intermediaries of approximately $2.4 million. As of August 31, 1996, approximately $859,000 of this amount has been repaid. The remainder is expected to be offset against amounts due from the Medicare program to the Company.

         Cash Position. Net cash provided/(used) by operating activities was approximately ($4,809,000) and $129,000 for the nine months ended August 31, 1996 and August 31, 1995, respectively.

         In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities.

Financing activities principally consisted of net borrowings under the Company's line of credit.

         Net Working Capital. As of August 31, 1996, the Company had approximately $8.8 million of working capital and approximately $.5 million of cash and cash equivalents. The ratio of current assets to current liabilities at August 31, 1996 was 1.7 to 1. As of August 31, 1996, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare program, severance obligation to a former officer, and an amount due to the Chairman and Chief Executive Officer.

Results of Operations - Three and Nine Months Ended August 31, 1996 Compared With Three and Nine Months Ended August 31, 1995

         Revenues. Consolidated net revenues increased $2,082,000, or 15.4%, from $13,521,000 to $15,603,000 and $3,984,000, or 9.5%, from $42,094,000 to
$46,078,000 for the three and nine months ended August 31, 1995 and 1996, respectively. This increase is primarily attributable to higher revenues within the Company's Travel Nurse, Rehabilitative and Management Services Groups. The discussions below of individual segments do not include the elimination of intergroup charges of approximately $34,400 and $370,500 for the three months and nine months, respectively, ended August 31, 1996, as reflected in the consolidated presentation.

         Net revenues from the Company's Homecare Group for the nine months ended August 31, 1996, increased by $1,221,000, or 3.7%, from $32,856,000 to
$34,077,000. Substantially all of this increase occurred in the third quarter, and the increase relates primarily to Medicare revenues in the New England region.

         Net revenues from services provided by the Company's Travel Nurse Group increased $371,000, or 14.6%, from $2,542,000 to $2,913,000 and $1,784,000, or
20.9%, from $8,530,000 to $10,314,000 for the three and nine months ended August 31, 1995 and 1996, respectively. Contributing to this increase was a higher volume of nurses under contract, new staffing operations within the Company's New England region, and a continued enhancement of strategic marketing, employee training, and customer service.

         Net revenues from services provided by the Company's Rehabilitation Services Group increased $143,000, or 29.6%, from $483,000 to $626,000 and $812,000, or 89.8%, from $904,000 to $1,716,000 for the three and nine months ended August 31, 1995 and 1996, respectively. The increase was due primarily to revenues attributable to certain therapy operations within the Atlanta area acquired on March 31, 1996, and the opening of four (4) therapy clinics in the three months ended August 31, 1996.

         Net revenues from services provided by the Company's Management Services Group, HSS Health Initiatives, were approximately $324,000 and $342,000 for the three and nine months ended August 31, 1996. The operating group was established during mid-second quarter.

         Cost of Services. Cost of services for the Homecare Group increased $360,000, or 5.9%, from $6,125,000 to $6,485,000 for the three months ended
August 31,1996,  and $194,000,  or 1.0%, from $18,890,000 to $19,084,000 for the nine months ended August 31, 1996. Direct costs for the quarter ending August 31, 1996 are higher due to a greater utilization of Medicare visits in the Company's northeast region resulting in higher independent contractor, payroll and related expenses. Year-to-date this increase was offset by the downsizing and/or consolidation of certain proprietary offices within the Homecare Group.

         Cost of services for the Travel Nurse Group increased $415,000, or 20.4%, from $2,035,000 to $2,450,000, and $1,522,000, or 22.4%, from $6,803,000 to $8,325,000 for the three and nine months ended August 31, 1995 and 1996, respectively. A higher volume of nurses under contract and new operations established in the New England region, as previously discussed, are the primary reasons for this increase.

         Cost of services for the Company's Rehabilitation Services Group increased $183,000, or 62.9%, from $291,000 to $474,000, and $712,000, or
135.8%, from $525,000 to $1,237,000, for the three and nine months ended August 31, 1995 and 1996, respectively. Higher independent contractor costs, in addition to the acquisition of a therapy company and the opening of four (4) clinics previously discussed, have resulted in this increase.

         Gross Margin. The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients or amounts reimbursed by third party payors, and wages the Company pays to its medical personnel, plus related housing, travel, and insurance costs and other benefits.

         The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors vary due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

         The Company's gross margin increased from 38.0% and 38.2% for the three and nine months ended August 31, 1995, to 39.0% and 38.3% for the three and nine months ended August 31, 1996. These increases result from higher margins within the Company's Homecare Operations and the higher margins of the Company's Management Services Group offset somewhat by lower margins in the Travel Nurse and Rehabilitation Group.

         Selling, General and Administration. The Company's Selling, General and Administration Expenses increased $1,106,000 or 23.0% from $4,813,000 to $5,919,000, and $1,513,000 or 9.8% from $15,451,000 to $16,964,000 for the three and nine months ended August 31, 1995, and 1996, respectively. Of the increase, the majority of which occurred in the third quarter, approximately $600,000 is a function of accrual reversals in Workers' Compensation and Legal reserves in the third quarter of 1995. The remainder of the increase is the result of the therapy clinic acquisition and the start up of the four clinics in the Rehabilitation Group and normal increases.

         Interest and Other Income (Expense). Interest and other income (expense), net, was approximately $59,000 higher net expense during the nine months ended August 31, 1996, as compared to 1995. This increased net expense resulted primarily from higher average outstanding borrowings under the Company's credit facility and interest costs related to a note payable to the Company's landlord in connection with the lease termination penalty incurred in fiscal 1995, net of recoveries of accounts receivable in sold operations of approximately $120,000 during the third quarter of 1996.

         Pre-tax Income. Pre-tax Income decreased $123,000 or 43.7% from $282,000 to $159,000 for the three months ended August 31, 1995 and 1996, respectively; however, increased $10,000 or 1.9% from $544,000 to $554,000 for the nine months ended August 31, 1995 and 1996, respectively. As previously discussed, gross margins increased in the third quarter but were offset by increases in Selling, General and Administration expenses.

         Extraordinary Items. In connection with the early extinguishment of its debt to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

                        HOSPITAL STAFFING SERVICES, INC.
                           PART II - OTHER INFORMATION
                                 August 31, 1996

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

                           None.

         ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                           None.

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           Annual Meeting. The 1995 Annual Meeting of Shareholders of the Company was held in Fort Lauderdale, Florida on June 4, 1996. The following individuals were elected as directors to hold office until the next annual meeting of shareholders or until their successors have been elected and duly qualified:

                         Director            Shares For         Shares Withheld
                         --------            ----------         ---------------

                    Ronald A. Cass            4,194,573              919,856
                    Robert A. Fields          4,207,353              907,076
                    William F. McConnell      4,207,153              907,276
                    Hector L. Ziperovich, M.D.4,205,793              908,636

                           Shareholders also acted upon the following proposal at the Annual Meeting:

                           Ratified the appointment of Arthur Andersen, LLP as independent auditors of the Company for the fiscal year ending November 30, 1996. Votes totaled 5,052,328 for; 32,561 against; and 29,540 abstentions.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

         ITEM 5.           OTHER INFORMATION

                           None.

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits - None.

                           (b)      Reports - None.

                        HOSPITAL STAFFING SERVICES, INC.
                                   SIGNATURES
                                 August 31, 1996

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        HOSPITAL STAFFING SERVICES, INC.


By:/s/Ronald A. Cass           Ronald A. Cass, Chairman of the Board,
       Ronald A. Cass          Chief Executive Officer, President and Treasurer
                               Date: October 14, 1996



By:/s/Ronald G. Huneycutt      Ronald G. Huneycutt, Vice President of Finance/
       Ronald G. Huneycutt     Chief Financial Officer
                               Date: October 14, 1996