Form 10-K
period 1996-11-30
HOSPITAL STAFFING SERVICES INC
filed 1997-03-03
CIK 731625

==================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended November 30, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the transition period from____ to____

                         Commission File Number 0-11781



                        HOSPITAL STAFFING SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                      FLORIDA                   59-2150637
         (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)    Identification Number)

                      6245 North Federal Highway, Suite 500
                       Fort Lauderdale, Florida 33308-1900
                    (Address of principal executive offices)

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

                                      None
                                (Title of Class)

==================================

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant.


         The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1996 was $14,909,605.

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         As of December 31, 1996, 6,359,770 shares of common stock, par value $.001 per share, were outstanding.





                       DOCUMENTS INCORPORATED BY REFERENCE

         The information required by Items 10 (Directors and Executive Officers of the Company), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management) and 13 (Certain Relationships and Related Transactions) will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

                                     PART I

ITEM 1.  BUSINESS
         Hospital Staffing Services, Inc. and Subsidiaries (the "Company") is a Florida corporation which was incorporated in 1981. The Company's principal executive offices are located at 6245 North Federal Highway, Suite 500, Fort Lauderdale, Florida 33308-1900.

General
         The Company provides: (i) home health care and other in-home support services through its "HSSI HomeCare Group"; (ii) interim staffing of nurses and other medical personnel, primarily to hospitals through its "HSS Staffing Group" (formerly referred to as Traveler Group); and (iii) rehabilitation services, including physical, occupational, speech and other therapy services, primarily to manufacturing enterprises, long-term care facilities, counties, school boards, home care companies and through the Company's own clinics. These services are offered through a pool of caregivers operating within the Company's network which, as of November 30, 1996, consisted of 28 home health care branch offices in seven states, active relationships for interim staffing needs with approximately 130 hospitals in 30 states and the U.S. Virgin Islands, and six rehabilitation clinics with two clinics located in Georgia, one clinic located in Tennessee, one clinic located in Rhode Island and two located in Florida.

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

         Based on published industry information, the Company considers home health care a rapidly growing and diverse industry. The industry has experienced an estimated annual growth rate of approximately 13% since 1991. The primary reasons for rapid growth in the home health care market include (i) the general aging of the U.S. population; (ii) the realization of substantial cost savings through treatment at home as an alternative to hospitalization; (iii) the fixed amount of Medicare reimbursement to hospitals based upon a patient's diagnosis, regardless of the cost of service, thereby providing hospitals with an incentive to minimize the length of patient stays and requiring an alternative means of patient care; (iv) advances in medical technology, which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; (v) the general preference of patients to receive treatment in a familiar environment; and (vi) the growing acceptance within the medical profession of home health care.

         History  and  Recent  Developments.   The  HSSI  HomeCare  Group  began
operation in 1990 with the Company's acquisition of the home health care division of Continental Health Affiliates, Inc. In 1991, the Company acquired substantially all of the assets, exclusive of accounts receivable, of CarePoint Personal Services d/b/a CarePoint Nursing Services. The Company has been refining its operating strategy for HSSI HomeCare Group since the 1990 acquisition. The 1992 federal investigation into the Medicare practices of the Company in Dade County, Florida, and the suspension of Medicare reimbursement to the Company's South Florida Medicare providers, led the Company to close down its South Florida Medicare operations (see "Dade County Investigation and Related Matters" herein). The situation in South Florida resulted in decreased revenue, cash flow pressure, and a diversion of resources and management's time and focus. In response to the financial and management strain, the Company evaluated the profitability of its various home care operations and decided to focus its home care business in the New England operating region (including Massachusetts, New Hampshire and Rhode Island) and the South Central operating region (including Tennessee and Mississippi). In keeping with this strategy, in August 1994, the Company sold its California, New York and Arizona home care operations, and in early fiscal 1995, the Company sold its remaining South Florida and Texas-based branches. The South Florida branch office was sold to the Company's Chairman and Chief Executive Officer. See Notes 2 and 6 to the accompanying consolidated financial statements for further discussion of the acquisitions and sales of the Company and their financial impact on the Company.

         The Company's current strategy anticipates focusing on smaller acquisitions in the New England and South Central operating regions to build the strength of the home care business in those regions. In addition, during 1996 the Company reentered the California geographic region with the establishment of a Medicare Certified Home Health Agency located in Fresno, California and a Home Care Support Services office located in Los Angeles, California. The Company also entered the Connecticut market with the establishment of a Medicare Certified Home Health Agency located in Hartford, Connecticut. The Company is considering geographic expansion beyond those regions.

         Branches. The home health care industry is a localized industry. Patients and referral sources utilize home care services based in the immediate geographic area in which the services are required. Therefore, the Company's branch managers are responsible for the majority of the Company's home care development and networking efforts. Additionally, the Company's computer systems have been designed to allow the branches to handle certain administrative functions, such as entering plans of treatment. The generation of claims, invoices and payroll checks is performed at the regional level. This point of service process eliminates duplicate corporate efforts with respect to those functions and reduces the need for corporate personnel and overhead. Credit and collections functions for private pay and insurance beneficiaries who have a co-pay responsibility are all handled at the regional level.

         As of November 30, 1996, HSSI HomeCare operated 28 branches located within three regions: New England, encompassing Massachusetts, New Hampshire, Connecticut and Rhode Island; South Central, encompassing Tennessee and Mississippi; and Western, encompassing California. During fiscal 1995, the
"regionalization"  of  the  Company's  New  England  home  care  operations  was completed. Consequently, as of November 30, 1996, all of the Company's home health care operations are fully independent with complete back office capabilities.

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

         Recruitment. The Company recruits personnel through its in-house corporate recruiting department in Fort Lauderdale, Florida. That department maintains a data base of registered and licensed practical nurses, nurses' aides, home health aides and companions, and physical, speech and occupational therapists available for assignment. The Company recruits its personnel principally through referrals from its current personnel and through advertisements and supplements its recruiting efforts with periodic direct mail solicitations to nursing schools, therapy schools and certified aide training programs. The Company conducts qualified educational training for its staff. Management believes that the experience and reputation of the Company for recruiting qualified medical personnel for its HSS Staffing Group have enhanced the Company's ability to recruit home health care personnel for the HSSI
HomeCare Group. Demand for physical, occupational and speech therapists typically exceeds supply. The HSSI HomeCare Group has occasionally been unable to capitalize on opportunities due to the shortage of such therapists. The Company has sought to address this shortage by offering attractive compensation packages to needed therapists and by increasing its capabilities with respect to the recruitment of such therapist.

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

         Customers. The HSSI HomeCare Group does not depend upon a single customer or a group of customers, the loss of which would have a material adverse effect on the Company's business.

HSS Staffing Group.
         Services. The HSS Staffing Group provides registered nurses and other professional medical personnel, often referred to as "Travelers", primarily to client hospitals on a contractual basis for periods generally ranging from 8 to 52 weeks, with the average being approximately 17 weeks. (Standard assignments are usually for durations of thirteen or twenty-six weeks). Clients utilize Travelers to provide cost effective interim staff to meet predictable fluctuations in staffing requirements. In addition, unlike daily or other very short-term supplemental staff, Travelers serve the client for a long enough period to function as permanent hospital staff. The ability of Travelers to function as permanent staff improves the continuity and consistency of patient care and reduces the overall administration, orientation and supervisory requirements of the clients' permanent staff.

         Each of the programs  administered  by the HSS Staffing  Group includes
(i) recruitment and pre-screening of medical personnel to fill specific positions; (ii) verification of valid state licenses, professional qualifications and immigration status; (iii) preparation of applications and other presentation materials; (iv) coordination of travel arrangements; and (v) preliminary orientation of the Traveler. The Company typically employs its Travelers on a full-time basis for the period of each assignment. The Company also provides Travelers with housing (or a housing subsidy) while on assignment, travel allowance, and other employee benefits, including malpractice, health and dental insurance at little or no cost to the Traveler.

         History and Recent Development. The Company has provided Travelers to clients since 1981. All back office support for the HSS Staffing Group is provided through the Corporate office. When the Company entered the home care field in 1990, the Company shifted its primary focus to the development and operation of the HSSI HomeCare Group. The Company has developed the strategy and support for its home care operations and is now placing a renewed emphasis on the HSS Staffing Group. During 1996, the Company increased its marketing efforts for the HSS Staffing Group and continued efforts to expand and increase this line of business. This marketing effort will reflect and respond to the increasing consolidation among health care providers. The Company anticipates that, while the increased marketing and expansionary efforts will result in increases in the dollar volume of business, the HSS Staffing Group may experience short term decreasing margins.

         Clients and Marketing. As of November 30, 1996, active clients of the HSS Staffing Group consisted of approximately 130 hospitals and other clients located in 30 states and the

U.S. Virgin Islands. Travelers serve both for-profit and not-for-profit entities which range from small rural hospitals to major teaching and research institutions. The Company's typical client is a hospital with approximately 250 beds which is located in or near a major metropolitan area. Approximately 9.9% of HSS Staffing Group revenue for the fiscal year 1996 was from two hospitals and two small nursing home clients located in the U.S. Virgin Islands. With increased emphasis on domestic U.S. contracts, U.S. Virgin Island business and revenue has decreased over the past year relative to total HSS Staffing Group revenue.

         During 1996, the Company opened up two "per diem" offices to support an expanded service of providing per diem nurses, physical therapists, occupational therapists and speech therapists under exclusive agreements to supplement hospital staffing. Additional per diem offices are planned for the current year.

         The Company markets Travelers principally through its corporate sales department. The Company's marketing approach targets hospitals in major metropolitan areas and in other areas which are attractive from a patient census perspective and which also appeal geographically to Travelers. In addition, the HSS Staffing Group targets niche markets, including home health agencies, clinics and per diem staffing companies. Marketing activities are conducted primarily by telephone contact, direct mail, attendance at national and regional conventions, seminars, and direct contact with providers of healthcare services.

         Through years of recruiting nurses and other medical personnel, the Company has developed an extensive computer database of available, qualified personnel, which data base enhances the Company's ability to match personnel with a client's specific needs. The Company believes its database serves as a competitive advantage in the interim staffing market.

         Recruitment. The Company recruits personnel for its HSS Staffing Group through its in-house corporate recruiting department. Recruiting methods include national and local advertising, attendance at national and regional conventions, personal and professional referrals and the sponsoring of local seminars in selected cities throughout the United States and Canada. Approximately 30% of the Company's current Travelers are recruited from Canada.

         The  aggregate  database  contains  information  on  more  than  20,000 pre-screened personnel classified by skill, experience, and choice of and availability for assignments. The Company updates the database on a regular basis. When called upon to fill an assignment, the Company's recruiters can readily access this database to appropriately match a client's staffing needs with available personnel. Nurses and other medical personnel listed in the Company's database generally do not work exclusively for the Company.

         The Company believes the traveling nurse program is attractive to nurses because it provides an opportunity to combine work and travel. Demand for medical professionals in the Traveler business is high. The HSS Staffing Group has addressed this shortage by offering attractive compensation packages to needed personnel, particularly physical, speech and occupational therapists. In addition, the HSS Staffing Group has not been able to capitalize on all of its opportunities due to the shortage of personnel which match assignment opportunities.

         Seasonality. Historically, the Company's Traveler business in the U.S. Virgin Islands has not been subject to material seasonal fluctuations. However, the Traveler business in the rest of the United States has been seasonal, with demand for Travelers being highest in the first and fourth quarters of the fiscal year (September through February) and lowest in the third quarter of the fiscal year (June through August). This is due largely to increased demand, particularly during the peak tourist and winter home period in Florida, coupled with an increase in the availability of nurses during the first and fourth quarters of the Company's fiscal year.

         Competition. The Company's HSS Staffing Group competes with other professional medical recruitment organizations which offer the same or similar services provided by the Company. The Company's management believes that the Traveler portion of the supplemental staffing market is highly fragmented. Management also estimates that the ten largest traveling nurse firms, which includes the Company, account for approximately 60% of the market. Certain of the Company's competitors have capital or other resources greater than those available to the Company. Competition for hospital clients is generally based upon the ability to provide qualified nurses and medical personnel on a timely basis to a hospital in a cost-competitive manner. Location of assignment, compensation and benefits are generally the principal factors considered by nurses and other medical professionals when determining whether to become a traveling professional. The Company believes that it can effectively compete in the Traveler market because of its long-standing position in the industry and established name recognition.

Rehabilitation Group
         On February 15, 1995, the Company acquired certain assets of a therapy company and in March, 1996, completed a second acquisition. The rehabilitation services offered by the Company include physical, occupational, speech and other therapy services, and are provided to manufacturing enterprises, long-term care facilities, hospitals, school boards, home care companies and through the Company's own clinics. The Company currently owns six clinics, two located in Georgia, one located in Tennessee, one in Rhode Island and two located in Florida.

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

         HSS Staffing Group.
         The HSS Staffing Group's services are paid for directly by clients. Since the Company's inception in 1981, the Company has not experienced significant delays in collecting its accounts receivable in a timely manner from its client hospitals other than those in the U.S. Virgin Islands. The Company's accounts receivable from the U.S. Virgin Islands was approximately $4.5 million as of November 30, 1996 (see Note 11 to the accompanying consolidated financial statements). As of January 31, 1997, approximately $2.3 million of the November 30, 1996 outstanding receivable balance from these customers remained unpaid, of which approximately $937,000 has been outstanding for greater than 180 days. Delayed receipts from the U.S. Virgin Islands sometimes requires the Company to delay payment to its vendors.

         Net Revenue by Payor Source. While the Company does not, in all cases, track revenue by payor source, the following chart sets forth the Company's estimated percentage breakdown of net revenue by payor source for the five years ended November 30, 1996:

                                        1996     1995     1994     1993     1992
Home Health Care
Medicare ..........................      60%      59%      49%      44%      53%
Medicaid2 .........................       4%       5%      15%      14%      10%
Insurance Carriers ................       8%       3%       5%       6%       6%
Private (Individuals) .............       3%       6%       6%       6%       7%
Contract ..........................       1%       5%       7%       9%       6%
Management Fees3 ..................      --       --        1%      --       --
                                       ------  ------    -----   ------   ------
Total .............................      76%      78%      83%      79%      82%

HSS Staffing ......................      20%      20%      17%      21%      18%
------------

Rehabilitation ....................       3%       2%      --       --       --
--------------

Health Initiatives ................       1%      --       --       --       --
------------------                     -------- ------   ------  ------   ------
                                         100%    100%     100%    100%      100%
                                         ====    ====     ====    ====      ====


(1) During the fiscal year ended November 30, 1993, revenue was decreased by $6.9 million as a result of providing for estimated Medicare reimbursement disallowances related primarily to potentially non-reimbursable costs which were incurred during fiscal years 1991 and 1992 on subcontracted staffing for the Company's now closed Dade County Medicare offices. See Note 7 for further discussion.
(2) Medicaid revenue declined in fiscal 1995 as a result of the sale by the Company of its California and New York home health care operations in August 1994, and the Company's remaining Florida home health care operations in January 1995.
(3) Represents management services to third-party owned home health agencies.


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

         The federal government and all states in which the Company currently operates regulate various aspects of the Company's home health care business. Home health agency certification by the Health Care Financing Administration ("HCFA") is required to enable the Company to receive reimbursement for patient care services and supplies provided to Medicare beneficiaries. The Company has 26 branches which provide services covered by Medicare. As conditions of participation as a home health agency in the Medicare program, HCFA requires, among other things, satisfaction of certain standards with respect to personnel, services and supervision, the preparation of annual budgets, cost reports and capital expenditure plans, and the establishment of a professional advisory group that includes at least one practicing physician, one registered nurse and other representatives from related disciplines and consumer groups. The Medicare and Medicaid Patient and Program Protection Act of 1987 authorized the Office of Inspector General ("OIG") to exclude from the Medicare and Medicaid programs persons who engage in certain activities. The OIG has been given authority to exclude individuals and entities on any one of several grounds, such as criminal convictions relating to health programs and engaging in activities subject to criminal and civil penalties under the Social Security Act. The OIG has also authorized permissive exclusions derived from a criminal conviction, including convictions relating to fraud, license revocation or suspension, prior suspension or exclusion, failure to make certain disclosures, failure to grant immediate access and failure to take certain corrective actions. The exclusion may be for a period of three years, but the OIG has the authority to increase or decrease the period based on the existence of aggravating or mitigating circumstances, the degree of culpability, prior history of sanctions or offenses and other factors as justice may require. The regulations do not establish a precise time period for non-derivative permissive exclusions. Rather, the OIG considers aggravating and mitigating circumstances.

         Some states have enacted Certificate of Need ("CON") legislation requiring a provider to file an application that must be approved by the appropriate state authority before certain health care services can be provided in an area. Approval is dependent upon a demonstration that the need exists for such services in the area. In states having a CON requirement, HCFA will grant Medicare certification only to providers which have obtained a CON. As of November 30, 1996, of the seven states in which the HSSI HomeCare Group operates, three have CON requirements. The Company operates in compliance with these requirements. To the extent that a provider has not obtained a CON with respect to a geographic service area in a state which requires one, the provider is unable to bill directly for services to Medicare-covered patients in that geographic service area. CONs limit the access of providers to markets and impose costs, because providers who wish to serve an area subject to CON legislation must be approved for a CON or purchase the CON of a qualified provider. Other providers will be unable to enter that market and bill for care to Medicare patients without obtaining a CON. As a result of the 1992 Dade County investigation (see below), the Company sold its CONs in Broward and Palm Beach Counties, Florida, and the CON in Dade County, Florida, was not renewed.

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

Dade County, Florida Investigation and Related Matters
         As reflected in prior annual and quarterly reports of the Company, the Company is involved in a federal investigation concerning the propriety of certain of its Florida Medicare claims. On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants. In response to the issuance of the federal search warrants, the Company engaged legal counsel who initiated and directed an internal investigation into its Medicare claims processing system. The internal investigation focused on a review of the Company's compliance with applicable Medicare laws and regulations.

         On December 15, 1992, HCFA (through its fiscal intermediary) notified the Company of its decision to suspend reimbursement to the Company's South Florida Medicare providers. Such suspension of Medicare payments in South Florida was based, in part, upon allegations of fraud arising from a federal investigation into claims that were submitted to Medicare for services not rendered. Management believes that the alleged violations and investigation relate to services performed by the Company's Dade County provider and to the allocation of certain corporate overhead costs to that provider and other of the Company's providers. Neither the federal investigation nor the reason for the suspension relates to services performed by any other of the Company's former or existing Medicare providers.

         In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company curtailed its operations in Dade, Broward and Monroe Counties, Florida, terminated its subcontracting relationships with staffing providers in South Florida, and ultimately ceased operations in these counties.

         Subsequent to December 1992, the Company continued to operate its Medicare provider in Palm Beach County, Florida, at a substantial cost to the Company, in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payment to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare branch. The Company currently has no Medicare Home Care operations in Florida.

         As of November 30, 1992, based on information available to management at that time, the Company provided for estimated Medicare reimbursement disallowances for potentially non-reimbursable costs incurred in South Florida in fiscal years 1991 and 1992. As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company undertook an internal review program, which included obtaining advice and consultation from counsel specializing in Medicare law, engaging a criminal defense attorney, and implementing a billing review and submission program.

         As of November 30, 1994, the Company had completed the billing program with respect to all visits not subject to a claim of untimely filing. While the majority of fiscal years 1991 and 1992 claims were billed to the Medicare program, a number of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's results of operations, financial condition or cash flow as effected in its consolidated financial statements.

         The estimated Medicare settlement amounts payable to the Company as reflected in the accompanying consolidated balance sheets, as well as net revenue from services presented in the accompanying consolidated statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of November 30, 1996, is approximately $2.7 million for the Company's former South Florida Medicare operations, representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare as recorded in the Company's consolidated balance sheet as of November 30, 1996, are realizable at their recorded amount.

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

         As of February 1997, four years and two months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has recently been engaged in more active discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company had been the subject of a staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996, the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions had been recommended to the SEC.

Backlog of Orders
         The Company does not have a waiting list for its home care or rehabilitation services. The Company's HSS Staffing Group has a backlog since it is sometimes unable to immediately match a medical professional with the medical skills or location required by the assignment.

Employees
         Exclusive of medical personnel (caregivers), as of November 30, 1996, the Company had approximately 315 full-time employees. For the week ending November 30, 1996, the Company employed approximately 1,400 caregivers for the HSSI HomeCare Group, the HSS Staffing Group and its rehabilitation services. These caregivers do not necessarily work full-time shifts. The Company's employees are not represented by a union and the management of the Company considers relations with employees to be satisfactory.

ITEM 2.  PROPERTIES
         The Company's headquarters are in office facilities at 6245 North Federal Highway, Suite 500, Fort Lauderdale, Florida. Leased headquarter offices consist of approximately 15,000 square feet. Leases expire in January, 2000, subject to one five-year renewal period, and provide for an annual base rental of approximately $200,000. In addition, the Company leases all of its branch office locations with terms generally from one to three years.

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

         As of November 30, 1996 the Company was not involved in any legal proceedings expected by management to have a material impact on the Company.

         For information with respect to the federal investigation of South Florida Medicare practices and HCFA suspension, see "Regulation" and "Dade County, Florida, Investigation and Related Matters".

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1995 Annual Meeting of Shareholders of the Company was held in Fort Lauderdale, Florida on June 4, 1996. The following individuals were elected as directors to hold office until the next annual meeting of shareholders or until their successors have been elected and duly qualified:

      Director                                        Shares For Shares Withheld
      --------                                        ---------- ---------------

Ronald A. Cass ...............................         4,194,573         919,856
Robert B. Fields .............................         4,207,353         907,076
William F. McConnell .........................         4,207,153         907,276
Hector L. Ziperovich,  M.D ...................         4,205,793         908,636
M.D ..........................................


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

                                     PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         SECURITY HOLDER MATTERS

         The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain all future earnings, if any, for the operation and expansion of its business and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's credit agreement precludes the Company from paying any dividends or purchasing, redeeming or retiring any of its capital stock without the prior written consent of the lender. Notwithstanding the above, holders of the Company's common stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors and paid out of funds legally available therefore. Any future determination as to the payment of cash dividends will depend upon the Company's results of operations, financial condition, capital requirements and lender restrictions, if any, as well as such other factors as the Company's Board of Directors may consider. As of December 31, 1996, there were 2,673 holders of the Company Common Stock and approximately 3,000 beneficial holders.

         The Company's common stock trades on the New York Stock Exchange, Inc. ("NYSE") under the symbol HSS. The following table sets forth, for the period indicated, the high and low closing sales prices for the Company's common stock as reported on the NYSE.

                                                        High               Low
            Fiscal Year                1996

First Quarter ............................            $2 7/8             $1 5/8
Second Quarter ...........................             4 3/8              2 5/8
Third Quarter ............................             4 1/8              2
Fourth Quarter ...........................             3 3/8              2 1/8
            Fiscal Year                1995
First Quarter ............................             $1 3/4             $1 1/8
Second Quarter ...........................             2 1/4              15/16
Third Quarter ............................             2 1/2              1 5/8
Fourth Quarter ...........................             2 3/8              1 3/4



ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data for the five years ended November 30, 1996 have been compiled by the Company from its consolidated financial statements which have been audited by independent certified public accountants.


                                   (In Thousands, except per share amounts)
                                            Years Ended November 30,
Selected Financial                1996      1995      1994      1993      1992
                                  ----      ----      ----      ----      ----
Net revenue from services ...   $62,234   $56,186   $78,624   $84,061   $120,591
Cost of services ............   $38,045   $33,626   $50,703   $56,934   $ 79,848
Gross margin ................   $24,049   $22,560   $27,921   $27,127   $ 40,743
Selling, general and administrative
expenses ....................   $23,416   $21,113   $36,970   $33,860   $ 45,978
Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle ......   $   482   $ 1,202  ($8,896)  ($6,454)   ($4,824)
Income (loss) from continuing
  effect of change in accounting
  principle .................   $   484   $ 1,903 ($11,417)  ($5,858)  ($ 3,185)
Primary earnings (loss) from continuing
  operations per common and
  common share equivalents
  before cumulative effect of
change in accounting principle  $  0.04   $  0.32   ($ 2.02)  ($ 1.04)  ($ 0.58)

                                                  November 30,
                                 1996      1995      1994      1993       1992
                                 ----      ----      ----      ----       ----
Balance Sheet Data:
Total Assets ................   $26,411   $23,371   $24,413   $34,690   $ 45,785
Long-term debt, including current
portion .....................   $   519   $ 1,173      --        --         --
Notes Payable - Severance
Obligations .................   $   546   $ 1,017   $ 1,000      --         --
Stockholders' equity ........   $11,328   $11,075   $ 8,035   $19,276   $ 24,905














        1 On August 31, 1994, the Company sold its California, New York, and Arizona home health care operations. In January and March of fiscal 1995 the Company sold its Florida and Texas home care operations. These sold operations contributed approximately $25.5 million to net revenues in fiscal 1994. During fiscal 1995, the Company was able to maintain its ongoing revenue base in its home health care operations and experienced modest growth in select areas.

        2 During the fiscal year ended November 30, 1993, revenue was decreased by $6.9 million as a result of providing for estimated Medicare reimbursement disallowances related primarily to potentially non-reimbursable costs which were incurred during fiscal years 1991 and 1992 on subcontracted staffing for the Company's now closed Dade County Medicare offices. See Note 7 for further discussion.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on those factors that have had a material effect on the Company's financial condition and results of operations during fiscal 1996 and fiscal 1995. It should be read in conjunction with accompanying consolidated financial statements and notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

         Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, may include forward-looking statements that are subject to certain risks, uncertainties and exceptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate", "estimate", "expect", "possible", "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to general economic conditions; competitive factors; changes in federal or state legislation governing the Company's operations, including the Medicare and Medicaid climate; resolution of the Company's Dade County, Florida, operations; and the other risk factors listed from time to time by the Company in reports filed with the Securities and Exchange Commission, including Exhibit 99.01 hereto.

General

         The Company provides: (i) home health care and other in-home support services, (ii) interim staffing of nurses and other medical personnel, primarily to hospitals and (iii) rehabilitation services, including physical, occupational, speech and other therapy services. These services are offered through a pool of caregivers operating within the Company's network which as of November 30, 1996 consisted of 28 home health care branch offices in seven states, active relationships for interim staffing needs with approximately 130 hospitals in 30 states and the U.S. Virgin Islands and six rehabilitation clinics with two clinics located in Georgia, one clinic located in Tennessee, one in Rhode Island and two in Florida.

         On August 31, 1994, the Company sold its California, New York, and Arizona home health care operations. In January and March of fiscal 1995 the Company sold its Florida and Texas home care operations. These sold operations contributed approximately $25.5 million to net revenues in fiscal 1994 and $500,000 in 1995. During fiscal 1996, the Company was able to increase its revenue base in its home health care operations and experienced modest growth in all areas as discussed below.

         On February 15, 1995, a wholly-owned subsidiary of the Company acquired certain fixed and intangible assets of a therapy company. The purchase price included the forgiveness of trade accounts receivable owed to the Company and the issuance of a promissory note with the balance due in equal annual payments over the next five years.

         In March 1996, the Company's Rehabilitation Service Group acquired the assets and liabilities of a therapy company for an aggregate purchase price of approximately $60,000 resulting in additions to intangibles of $98,012. In addition, during 1996 the Group opened two therapy clinics in Florida, one in Tennessee and one in Rhode Island. The Company's primary investments in these clinics are short term, one year leases.

         In July 1996 the Company, through a subsidiary, completed an agreement to provide billing, accounting and cost reimbursement support services to two management companies in California. Currently the management companies have five homecare agencies under contract.

Results of Operations

         The following table sets forth for the periods indicated the net revenue by operating group in the Company's statement of operations:

                                  (In Millions)
                         Fiscal Years Ended November 30,

Operating Group:                             1996          1995          1994
----------------
                                        ----------------------------------------
Home Care Group ......................   $  46.6 75%   $  43.9 78%   $  65.6 83%
HSS Staffing Group ...................   $  13.2 21%   $  10.9 20%   $  13.0 17%
Management Services Group ............   $   0.6  1%       --  --%       --  --%
Rehabilitation Group (Therapy) .......   $   1.8  3%   $   1.4  2%       --  --%
                                        ----------------------------------------
Total Net Revenue ...........            $  62.2 100%  $  56.2 100%  $ 78.6 100%





         The following table sets forth certain items included in the Company's Consolidated Statements of Operations as a percentage of the Company's revenue for the periods indicated:

                                                       Percentage of Revenue
                                                      Years Ended November 30,
                                                      1996      1995       1994
                                                      ----      ----       ----
Net revenue from services .........................  100.0%    100.0%     100.0%
Cost of services ..................................   61.1%     59.8%      64.5%
Gross margin ......................................   38.9%     40.2%      35.5%
Selling, general and administrative expenses ......   37.6%     37.6%      47.0%
Other income/(expense), net .......................   (0.5)%    (0.4)%      0.2%

Net income/(loss)   before  income  taxes,
 extraordinary  loss  on  early
 extinguishment of debt and
 cumulative effect of change in
 accounting principle .............................   0.8%      2.1%     (11.3)%
Net income/(loss) .................................   0.4%      3.4%     (14.3)%

         The following unaudited selected proforma financial data represents ongoing operations net of sold operations described above for 1995 and 1994, the only years affected for data presented, and should be read in conjunction with the consolidated financial statements and related notes herein:


                                                  (In Millions)
                                              Years Ended Nov. 30,
                                                1995                   1994
                                               ------                 -----

Net Revenue from Services ........   $  55.7      100.0%    $  53.1      100.0%
Cost of Services .................   $  33.1       59.4%    $  32.5       61.2%
Gross Margin .....................   $  22.6       40.6%    $  20.6       38.8%


Comparison of 1996 to 1995

         Net Revenues. Consolidated net revenues increased approximately $6.0 million or 10.8% from $56.2 million in fiscal 1995 to $62.2 million for the year ended November 30, 1996. While revenues increased in all areas of the Company's operations, the primary growth, in dollars, was in the HomeCare and HSS Staffing Groups.

         Net revenues of the Home Care Group increased approximately $2.7 million, or 6.2%, from $43.9 million in fiscal 1995 to $46.6 million for fiscal 1996. Volume was the primary factor, as visits increased from approximately 558,000 to 585,000 for the years ended November 30, 1995 and 1996, respectively. Additionally, an improved mix of higher skill services contributed to higher proprietary revenues. The mix of proprietary and Medicare visits remained relatively the same and the resulting rates per visit remained stable as well.

         Net revenues of the HSS Staffing Group increased approximately $2.3 million, or 20.7%, from $10.9 million in fiscal 1995 to $13.2 million for the year ended November 30, 1996. With hourly revenue rates only increasing marginally, the increase in revenue is largely attributable to an increase in hours billed.

         With the acquisition of a therapy company in the second quarter of 1996 and the opening of four (4) clinics, as previously discussed, net revenues from the Company's Rehabilitation Services Group increased by approximately $413,000, or 30.2%, from $1.4 million to $1.8 million for the years ended November 30, 1995 and 1996, respectively. Not included in their net revenues are the common patients and other synergies created with the HomeCare Group.

         The Company's Management Services Group, established during 1996, generated net revenues of approximately $653,000 for its first partial year of operations.

         Cost of Services. Direct expenses of the HomeCare Group increased by 6.2%, the same rate of increase as for net revenues, from $23.8 million to $25.3 million, an increase of $1.5 million from fiscal year 1995 to fiscal year 1996, respectively.

         Cost of services for the HSS Staffing Group increased by $1.9 million, or 20.9%, from $8.9 million to $10.8 million, for fiscal 1995 and fiscal 1996, respectively. This rate of increase is comparable to the 20.7% rate of increase for net revenues.

         The Rehabilitation Services Group experienced increases in direct expenses, primarily salaries and benefits, in excess of its increases in net revenue. Direct expenses increased approximately $889,000, or 104.8%, from $848,000 to $1,736,000 for the fiscal years ended November 30, 1995 and 1996, respectively. The increases are directly attributable to the newly opened clinics and the therapy company acquisition.

         Much of the costs of support services for the Management Services Group were furnished by existing Company support services functions, such as accounting, reimbursement and payroll and, therefore, was absorbed into corporate overhead. The Group did, however, incur additional incremental direct costs of approximately $185,000.

         Gross Margin. The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients or amounts reimbursed by third party payors and wages and other direct expenses the Company pays to its medical personnel or to support service personnel in the case of the Management Services Group.

         The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors vary due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payor source) being performed by the Company.

         The Company's overall gross margin increased by $1.6 million, or 7.2%, from $22.6 million to $24.2 million for the fiscal years ended 1995 and 1996, respectively. The gross margin as a percentage of net revenue, however, decreased from 40.2% to 38.9%. Although confronted with significant downward pressures on margins experienced throughout the healthcare industry, the Company managed to maintain its gross margins in all areas except for Rehabilitation Services. Due to lower than expected revenues and significant declines in productivity, the gross margin from the Rehabilitation Group fell from approximately $520,000 to $45,000 in fiscal 1995 and 1996, respectively. Without the impact of the Rehabilitation Services Group, the Company's gross margin percentage would have remained the same for fiscal 1995 to fiscal 1996.

         Selling, General and Administration Expense. Selling, general and administration expenses increased by $2.3 million, or 10.9%, from $21.1 million to $23.4 million for the years ended November 30, 1995 and 1996, respectively. The increase is due primarily to the expansion of services and growth throughout the Company mitigated somewhat by lower litigation and legal and other professional fees.

         Interest and Other Income (Expense). The net expense increased by $46,000 from $245,000 to $291,000 from fiscal 1995 to 1996, respectively, due to increased interest expense of $281,000 on an expanded line of credit largely offset by collection of receivables from sold operations.

         Pre-tax Net Income. Pre-tax net income decreased from approximately $1,202,000 to approximately $482,000 due to losses incurred in the Rehabilitation Services Group offset by income generated in the Management Services Group.

         Income Taxes. For fiscal 1996, the Company recognized a benefit for income taxes of $2,705. Such benefit is primarily the result of recognizing the current defined tax benefit associated with the turnaround of temporary differences in the current year, offset partially by an increase in the valuation allowance.

         Extraordinary Item. In connection with the early extinguishment of its debt to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

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

         The revenues for the Company's HSS Staffing Group were down approximately $2.1 million, or 16.0%, from $13.0 million in Fiscal 1994 to $10.9 million in Fiscal 1995 due primarily to reduced demand for contract nursing staff in serviced hospitals.

         Since the acquisition, during its first nine months of operations in fiscal 1995, the Company's rehabilitative service business generated net revenues of approximately $1.4 million. The focus of this group will be on hospital rehabilitation facility management, providing therapy services to other home care companies, and expansion of its existing clinics in Georgia and Tennessee.

         Cost of Services. The cost of services for the HomeCare Group decreased approximately $16.4 million, or 40.8%, from approximately $40.2 million to approximately $23.8 million for the fiscal years ended November 30, 1994 and 1995, respectively. The primary reasons for this reduction are the sale of certain HomeCare operations, discussed earlier, and lower estimated litigation losses based upon favorable trends in the resolution of certain independent contractor claims related to the Dade County operations as discussed in Part I. This reduction in estimated litigation losses resulted in decreased cost of services in the fourth quarter by approximately $715,000.

         Cost of services from the HSS Staffing Group decreased to $8.9 million in the year ended November 30, 1995 from $10.5 million in the year ended November 30, 1994. The decrease in cost of services are attributable to a reduction in contracts primarily due to cutbacks of open positions (less demand for nurses) at various hospitals within the current services areas.

         The cost of services for the Company's rehabilitative services group were approximately $848,000 during its first nine months of operation in fiscal 1995.

         Gross Margin. The Company's gross margin decreased approximately $5.3 million, or 19.0%, from $27.9 million in fiscal 1994 to approximately $22.6 million in fiscal 1995. This resulted from the sale of certain Company operations previously discussed. As a percentage of revenue, gross margin increased from 35.5% to approximately 40.2% for the years ended November 30, 1994 and 1995. This increase resulted from the sale of low performing operations, the improvement of the expected settlement of certain claims discussed above, and a general improvement in operations.

         Selling, General and Administrative Expense. Selling, general and administrative expenses decreased from approximately $37.0 million, or 47.0% of net revenue, during 1994 to approximately $21.1 million, or 37.5% of net revenue, during 1995. The 1995 decrease is attributable to operations of the Company being sold in late 1994 and early 1995, offset by certain employee severance costs and litigation settlements. Bad debt expense decreased $1.8 million, from $2.4 million or 3.1% of net revenues, in fiscal 1994 to approximately $553,000, or 1.0% of net revenues, in fiscal 1995. The principal reason for this is the additional reserves required, in fiscal 1994, related to the accounts receivable from sold operations.

         Interest and Other Income (Expense). The net amount of interest and other income/(expense), changed from net income of $153,049 in 1994 to expense of $245,319 in 1995. This change resulted primarily from the recognition of the gain on the Company's sale of its California, New York, and Arizona home health care operations in the amount of $300,000 in fiscal 1994. Interest costs were lower in 1995 due to average outstanding borrowings being less than they had been in 1994.

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

         The Company expects to meet short-term liquidity needs through cash flow and borrowings available under its credit facility as discussed below.

         Prior Line of Credit. At November 30, 1995, under an arrangement with a commercial finance company, the Company had a $15 million uncommitted revolving line of credit, of which $2.0 million was reserved to support a standby letter of credit for the benefit of the Company's workers' compensation insurance carrier.

         Line of Credit. In February 1996, under an arrangement with a commercial finance company, the Company entered into an $8 million uncommitted revolving line of credit, of which $2.0 million was reserved to support a standby letter of credit for the benefit of the Company's workers' compensation insurance carrier. At November 30, 1996, the letter of credit was at $1.6 million. The amount of the Line of Credit available to the Company at any time is determined primarily by the eligible accounts receivable, as defined. Prior to November 30, 1996, the Company obtained a verbal agreement, to be followed with a revised written commitment, to increase the line to $14 million. Negotiations are in progress on the written commitment.

         Loan activity (exclusive of the $1.6 million reserved to support the standby letter of credit for the Company's workers' compensation insurance carrier) for the two years ended November 30 was as follows:

                        (In Millions, except percentages)
                                                               1996        1995
Maximum outstanding ..................................       $   7.0     $   2.1
Borrowings outstanding at November 30 ................       $   6.5     $   0.8
Amount available for additional borrowing ............       $   0.3     $   0.4
Weighted average interest rate .......................          14.5%      21.0%


         Early retirement of the prior line of credit resulted in the Company incurring a penalty of approximately $150,000 and a write-off of unamortized loan costs in the amount of approximately $144,000, the aggregate of which was recorded as an extraordinary charge in the first quarter of 1996.

         Restrictive Covenants under the Line of Credit. The Company's Line of Credit contains certain restrictive covenants precluding the Company from paying any dividends, other than stock dividends, or purchasing, redeeming or retiring any of the Company's capital stock. In addition, written contracts with the government agencies operating the two hospitals in the U.S. Virgin Islands to which the Company provides Traveler services are required. If the Company fails to have such written contracts in place, the commercial finance company providing the Line of Credit may restrict the definition of those eligible accounts receivable, so that no U.S. Virgin Island accounts receivable are included. Currently written contracts are in place with expiration dates in September and November 1997.

         Trade Accounts Receivable. At November 30, 1996 and 1995, the Company had outstanding accounts receivables, net of allowances for doubtful accounts, of approximately $9.6 million and $6.1 million, respectively. For the fiscal year ended November 30, 1996, turnover of accounts receivable decreased from
3.54 to 3.20 times per year and average days outstanding increased from 103 days to 114 days. The resulting decreases in cash collections makes up approximately $2 million of the increases in borrowing under our line of credit. The Company's U.S. Virgin Island clients are historically slow-paying. At November 30, 1996 and 1995, the average days outstanding for the U.S. Virgin Island accounts were 208 and 198 days, respectively.

         During the third and fourth quarters of 1995, all outstanding accounts receivables relating to sold operations were written off as uncollectible. These outstanding accounts receivables amounted to approximately $1,200,000 and were fully reserved at November 30, 1994. Cash recoveries of these write-offs, subsequent to year end 1995, were approximately $199,600. Minimal future recoveries are expected.

         Settlements due to and due from Medicare. Periodically, the Company estimates settlements due to the Medicare Program. The estimated settlement amounts due are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services and 2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans, 2) incurring additional borrowings under the Line of Credit, if available, or 3) using proceeds from additional capital that may be raised. However, there are no assurances that the Company will be able to successfully utilize any of these three funding options. For the twelve months ended November 30, 1995, the Company had received notification from the Medicare program's fiscal intermediaries of approximately $3,132,000 due to Medicare. Through February 1997, approximately $364,000 of this amount has been repaid under Medicare approved repayment plans. Included in the $3,132,000 is approximately $1,024,000 which the Medicare intermediaries are not pursuing in anticipation of the settlement of certain provider cost reports with amounts due to the Company in excess of the $1,024,000.

         Cash Position. Net cash generated by (used in) operating activities was ($6,693,344), $109,552 and ($630,475) in fiscal years 1996, 1995 and 1994, respectively. In addition to cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Significant investing activities for the twelve months ended November 30, 1996 consisted of capital expenditures and acquisitions of therapy company. The Company's principal financing activities for the fiscal year ended November 30, 1996 consisted of net borrowings under the line of credit.

         Net Working Capital. As of November 30, 1996, the Company had current assets of approximately $23.2 million and current liabilities of approximately $14.4 million, resulting in net working capital of approximately $8.8 million and a current ratio of 1:6x. This compares to working capital of approximately
$8.8 million and a current ratio of 1:8x at November 30, 1995. Cash and cash equivalents were approximately $0.1 million at fiscal year ended November 30, 1996.

As of November 30, 1996, the Company's commitments that would require large or unusual amounts of cash, consisted of office rents, repayments to the Medicare program, the severance obligation to a former officer and an amount due its current Chairman and Chief Executive Officer (See Notes 6 and 7).

Seasonality

         Historically, the Company's Traveler business in the U.S. Virgin Islands has not been subject to material seasonal fluctuations. However, the Traveler business in the rest of the United States has been seasonal, with demand for Travelers being highest in the first and fourth quarters of the fiscal year (September through February) and lowest in the third quarter of the fiscal year (June through August). This is due largely to increased demand, particularly during the peak tourist and winter retirement home period in Florida, coupled with an increase in the availability of nurses during the first and fourth quarters of the Company's fiscal year. The Company's HomeCare business has not been subject to material seasonal fluctuations.

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

         During 1994, the Company determined that, due to recurring losses in prior years and other factors, realization of the net deferred tax asset did not meet the "more likely than not" criteria of SFAS No. 109. Consequently, at November 30, 1994, the valuation allowance was increased so that the net deferred tax asset was fully reserved. As a result of pre-tax income generated in 1995 and 1996, the Company realized certain deferred tax assets previously reserved. Additionally, the Company has recognized approximately $310,000 and $146,000 of its net operating loss carryforwards generated in fiscal 1995 and 1996, respectively, as management believes that it is more likely than not the Company will generate sufficient future taxable income to realize this asset. The valuation allowance is subject to continual review and, as such, may be decreased in the future as substantive information becomes available about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset (See Note 8).

         The effective tax rate for the provision (benefit) for income taxes during the fiscal years ended 1996, 1995 and 1994 differ from the statutory tax rate. This is primarily due to adjustments to the valuation allowance, as noted above, and the Company's inability to derive a benefit from its net operating loss carryforwards in 1994 and 1993 and due to the increase in the valuation allowance discussed above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                     Page Number

Consolidated Balance Sheets .............................................29

Consolidated Statements of Operations ...................................30

Consolidated Statements of Stockholders' Equity .........................31

Consolidated Statements of Cash Flows ...................................32

Notes to Consolidated Financial Statements ..............................33 - 46

Report of Independent Certified Public Accountants ......................47

                Hospital Staffing Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                  November 30,


                         ASSETS                                            LIABILITIES AND STOCKHOLDERS' EQUITY
                      --------------                                 -----------------------------------------


                                      1996          1995                                            1996         1995
                                    ----------   -----------                                     -----------  -----------


CURRENT ASSETS:                                                 CURRENT LIABILITIES:

  Cash and cash equivalents          $145,247    $1,697,804       Accounts payable               $2,470,506   $2,577,470
  Short-term investments               12,145        11,620       Line of credit payable (Note 4) 6,540,793      767,115
  Trade accounts receivable, less                                 Accrued payroll and benefits    2,130,053    2,240,404
    allowance for doubtful accounts of                            Accrued expenses (Note 12)      2,539,016    4,224,210
    $559,251 and $599,599,
    respectively                    9,622,122     6,129,371       Income taxes payable              216,096      296,000
  Settlements due from Medicare    12,201,367    10,372,741       Capital leases                     17,522        7,131
  Amounts due from officers/directors  71,377        40,392       Notes payable (Notes 2, 6 &7)     503,678    1,255,130
  Current and deferred income
     taxes receivable                 587,215     1,149,634
  Prepaid expense and other current
  assets                              599,062       762,817


                                    ----------   -----------                                     -----------  -----------
        Total current assets        23,238,535   20,164,379          Total current liabilities   14,417,664   11,367,460
                                    ----------   -----------                                     -----------  -----------


NON-CURRENT ASSETS:                                             NON-CURRENT LIABILITIES:
                                                                  Notes payable (Notes 2, 6 &7)     510,728      882,965
                                                                  Capital leases                     80,881       45,304
                                                                  Other                              73,999
                                                                                                 -----------  -----------
  Net property and equipment (Note 3) 879,735       986,592          Total non-current liabilities  665,608      928,269
                                    ----------   -----------                                     -----------  -----------

                                                                                                 -----------  -----------
                                                                     Total liabilities           15,083,272   12,295,729
                                                                                                 -----------  -----------

  Intangibles related to businesses                             COMMITMENTS AND CONTINGENCIES (Notes 4, 5 & 7)
    acquired                        2,258,028     2,160,016
  Non-competition agreements          479,426       479,426     STOCKHOLDERS' EQUITY:
                                                                 Preferred stock - $.001 par value;
                                    ----------   -----------
  Total intangibles                 2,737,454     2,639,442          authorized 5,000,000 shares;
  Less:  Accumulated amortization    (785,133)     (664,418)         none issued or outstanding            -           -

                                    ----------   -----------
        Net intangibles             1,952,321     1,975,024       Common stock- $.001 par value;
                                    ----------   -----------
                                                                     authorized 20,000,000 shares;
                                                                     6,359,770 and 6,349,770 shares
                                                                     issued and outstanding;
                                                                     respectively                     6,360        6,350
  Deposits and other assets           340,836       244,826
                                                                  Additional paid-in capital      22,452,627   22,428,887

                                                                  Accumulated deficit            (11,130,832) (11,360,145)
                                    ----------   -----------

                                                                                                 -----------  -----------
        Total non-current assets    3,172,892     3,206,442          Total stockholders' equity  11,328,155   11,075,092
                                    ----------   -----------                                     -----------  -----------

                                                                     Total liabilities and
        Total assets                $26,411,427  $23,370,821             stockholders' equity    $26,411,427  $23,370,821
                                    ==========   ===========                                     ===========  ===========





                     The accompanying notes are an integral
                       part of these consolidated balance
                                     sheets.

                Hospital Staffing Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                        For the Years Ended November 30,



                                                                       1996                      1995                       1994
                                                               ---------------------      --------------------       ---------------
Net revenue from services ............................               $62,234,015               $56,185,723               $78,624,465
                                                               ---------------------      --------------------       ---------------
Cost of services:
Professional salaries and benefits ...................                31,992,511                28,231,790                44,531,227
Other professional expenses ..........................                 6,053,002                 5,393,817                 6,172,436

                                                               ---------------------      --------------------       ---------------
Total cost of services ...............................                38,045,513                33,625,607                50,703,663
                                                               ---------------------      --------------------       ---------------

Gross margin .........................................                24,188,502                22,560,116                27,920,802
                                                               ---------------------      --------------------       ---------------

Selling, general and administrative expenses:
Salaries and benefits ................................                13,149,216                11,891,179                15,743,219
Legal expenses .......................................                   201,817                 1,040,019                 2,106,442
Severance obligations (Note 6) .......................                   552,316                   646,724                 1,387,480
Litigation settlements (Note 7) ......................                    12,500                   135,000                 1,887,500
All other expenses ...................................                 9,500,001                 7,399,767                15,845,168

                                                               ---------------------      --------------------       ---------------
Total selling, general and administrative expenses ...                23,415,850                21,112,689                36,969,809
                                                               ---------------------      --------------------       ---------------

Income (loss) from operations ........................                   772,652                 1,447,427               (9,049,007)
                                                               ---------------------      --------------------       ---------------

Interest and other income (expense):
Interest expense .....................................                  (554,362)                 (273,027)                (398,590)
Interest income ......................................                    64,165                    71,523                    63,318
Other income (expense), net ..........................                   199,108                   (43,815)                  488,321

                                                               ---------------------      --------------------       ---------------
Total interest and other income (expense) ............                  (291,089)                 (245,319)                  153,049

                                                               ---------------------      --------------------      ----------------
Income (loss) before (provision) benefit for income taxes                481,563                 1,202,108               (8,895,958)

(Provision) benefit for income taxes (Note 8) ........                     2,705                   700,570               (2,520,565)
                                                               ---------------------      --------------------      ----------------

Income (loss) before extraordinary item and cumulative effect of
change in accounting principle .......................                   484,268                 1,902,678              (11,416,523)

Extraordinary loss on early extinguishment of debt (Note 4)             (254,955)                     --                        --
                                                               ---------------------      --------------------       ---------------

Income (loss) before cumulative effect of change in accounting princi    229,313                 1,902,678              (11,416,523)

Cumulative effect of change in accounting principle ..                      --                        --                     162,000
                                                               ---------------------      --------------------       ---------------

Net income (loss) ....................................               $   229,313               $ 1,902,678             ($11,254,523)
                                                               =====================      ====================       ===============


Income (loss) per common share:
    Income (loss) before extraordinary item and cumulative
effect of change in accounting principle .............               $      0.08               $      0.32              ($     2.02)
Extraordinary loss on early extinguishment of debt ...                     (0.04)                     --                        --
Cumulative effect of change in accounting principle ..                      --                        --                       0.03
                                                               ---------------------      --------------------       ---------------

Net income (loss) per common share ...................               $      0.04               $      0.32              ($     1.99)
                                                               =====================      ====================      ================


Weighted average common shares outstanding: ..........                 6,353,868                 5,922,213                 5,649,770
                                                               =====================      ====================      ================


                     The accompanying notes are an integral
                       part of these consolidated balance
                                     sheets.



                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity



                                                                 Common Stock
                                                          ---------------------------
                                                          Number of                               Additional
                                                            Shares                                  Paid-In            Retained
                                                          Outstanding           Amount              Capital       Earnings (Deficit)
                                                          -----------         -----------         ------------    ------------------
BALANCE, November 30, 1993 ....................            5,646,020          $     5,646          $21,278,966          ($2,008,300)

Exercise of Warrants ..........................                3,750                    4               13,121                 --

Net Loss ......................................                 --                   --                   --            (11,254,523)

                                                          -----------         -----------         ------------     -----------------
BALANCE, November 30, 1994 ....................            5,649,770                5,650           21,292,087          (13,262,823)

Litigation Settlement (Note 7) ................              700,000                  700            1,136,800                 --

Net Income ....................................                 --                   --                   --              1,902,678

                                                          -----------         -----------         ------------     -----------------
BALANCE, November 30, 1995 ....................            6,349,770                6,350           22,428,887          (11,360,145)


Stock Options Exercised .......................               10,000                   10               23,740                 --

Net Income ....................................                 --                   --                   --                229,313


                                                         -----------          ------------         ------------        -------------
BALANCE, November 30, 1996 ....................            6,359,770          $     6,360          $22,452,627         ($11,130,832)
                                                         ===========          ============         ============        =============



                     The accompanying notes are an integral
                       part of these consolidated balance
                                     sheets.


                Hospital Staffing Services, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                        For the Years Ended November 30,


                                                                                             1996            1995          1994
                                                                                         ----------     ------------   -------------

CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss) .................................................................      $  229,313      $1,902,678    ($11,254,523)
                                                                                         ----------     ------------   -------------

Adjustments to reconcile  net income  (loss) to net cash
     provided (used) by operating activities:
Severance obligations .............................................................            --           630,000       1,310,000
Depreciation and amortization .....................................................         621,560         989,741       1,340,748
Cumulative effect of change in accounting principle ...............................            --              --          (162,000)
Provision for losses on trade accounts receivable .................................         248,422         552,663       2,382,948
Gain on sale of home health operations ............................................            --              --          (299,492)
Extraordinary loss on early extinguishment of debt (Note 4) .......................          99,955            --              --
Loss on disposal and retirement of intangibles, property and equipment ............         129,541          10,611
Write-off of intangibles related to businesses acquired, net ......................            --              --           133,505
Deferred income tax provision (benefit), net of increase in valuation
allowances ........................................................................        (146,466        (309,532)       2,120,655
       Changes in assets and liabilities:
        (Increase) decrease in assets-
Trade accounts receivable .........................................................      (3,519,553)        797,122        1,920,683
Settlements due from Medicare .....................................................      (1,644,222)       (252,523)     (3,022,514)
Prepaid expenses and other current assets .........................................         (80,636)       (168,431)       (171,622)
Amounts due from officers/directors ...............................................         (45,635)         77,749           32,897
Current and deferred income taxes receivable ......................................         708,885        (628,061)       1,850,802
Deposits and other assets .........................................................        (236,526)        263,705          204,304
Increase (decrease) in liabilities -
Accounts payable ..................................................................        (127,281)     (2,006,662)       1,874,055
Accrued payroll and benefits ......................................................        (342,962)       (233,239)     (1,534,022)
Accrued expenses ..................................................................      (2,378,335)     (1,369,954)       1,777,733
Other liabilities .................................................................            --              --            293,512
Income taxes payable ..............................................................         (79,904)       (265,245)         561,245

                                                                                        -------------   ------------   -------------
Total adjustments .................................................................      (6,922,698)     (1,793,126)      10,624,048
                                                                                        -------------   ------------   -------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES ..................................      (6,693,385)        109,552        (630,475)
                                                                                        -------------   ------------   -------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
Issuance of notes receivable ......................................................        (101,933)           --                 --
Minority interest in limited partnership ..........................................          73,999            --                 --
Sale (purchase) of short-term investments, net ....................................            (525)      1,137,109        (148,729)
Capital expenditures ..............................................................        (204,287)       (369,775)       (130,205)
Acquisition of therapy company ....................................................         (60,000)           --                 --
Proceeds from disposal of property and equipment ..................................            --             9,500           22,071
Proceeds from sale of home health operations (Note 2) .............................         145,782         160,000        3,492,993

                                                                                        -------------   ------------   -------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ..................................        (146,964)        936,834        3,236,130
                                                                                        -------------   ------------   -------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
Line of credit borrowings (repayments) ............................................       5,773,678         462,203      (3,012,794)
Payments under notes payable ......................................................        (506,234)       (327,555)              --
Payments under capital leases .....................................................          (3,402)           --                 --
Exercise of Warrants ..............................................................            --              --             13,125
Exercise of Stock Options .........................................................          23,750            --                 --

                                                                                        -------------   ------------   -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..................................       5,287,792         134,648      (2,999,669)
                                                                                        -------------   ------------   -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............................      (1,552,557)      1,181,034        (394,014)

Cash and cash equivalents at beginning of period ..................................       1,697,804         516,770         910,784

                                                                                        -------------   ------------   -------------
                                                                                        -------------   ------------   -------------
Cash and cash equivalents at end of period ........................................      $  145,247      $1,697,804      $   516,770
                                                                                        -------------   ------------   -------------

Supplemental Cash Flow Disclosures:
   Cash paid:             Income Taxes                                                   $  240,243      $  499,139      $   661,793
                          Interest                                                       $  554,362      $  276,816      $   396,448

   Cash Received:        Income Tax Refunds                                              $  704,044              -       $ 2,644,910



                 The accompanying notes are an integral part of
                         these consolidated statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -

Organization and Purpose: Hospital Staffing Services, Inc. and subsidiaries (the "Company" or "HSSI") provides (i) home health care and other in-home support services through its "HSSI HomeCare Group", (ii) interim staffing of nurses and other medical personnel, primarily to hospitals through its "HSS Staffing Group", and (iii) rehabilitation services, including physical, occupational, and speech therapy services to patients in the home, other healthcare facilities, and through its own clinics. These services are provided through a pool of caregivers operating within the Company's network of 28 home health care branch offices in seven states, 130 hospitals in 30 states and the U.S. Virgin Islands and six rehabilitative clinics in four states.

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

Cash and Cash Equivalents: The Company classifies as cash and cash equivalents all highly liquid investments with maturities of three months or less. At
November 30, 1996 and 1995, cash equivalents were composed primarily of investments in money market funds and are reflected at their approximate fair value.

Trade Accounts Receivable: All Company services, other than to patients covered by the Medicare program, are recorded at established rates as trade accounts receivable on an accrual basis. Provisions for estimated uncollectible accounts are reported as selling, general and administrative expenses in the financial statements in the period that services are rendered.

The Company is subject to losses which may be incurred from Accounts Receivable that may be uncollectible in excess of its established reserves. The provision (credit) for doubtful accounts included in operations was approximately ($218,000) in 1996, $553,000 in 1995, and $2,400,000 in 1994.

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

Property and Equipment: Property and equipment, consisting primarily of furniture, fixtures, office and computer equipment, and leasehold improvements are recorded at cost. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the depreciable assets (3 - 7 years). Betterments, renewals and extraordinary repairs that extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the accounts and the gain or loss on disposition is recognized in other income (expense).

Included in property and equipment are capitalized leases which consist primarily of computer equipment. Capital leases are recorded at the present value of the future rentals at lease inception and are amortized over the lesser of the applicable lease term or the useful life of the equipment (See Note 3).

Intangible Assets: Intangible assets, primarily goodwill, represent the excess of the purchase price of acquisitions over the fair value of net assets acquired. Such costs are being amortized over various periods not exceeding forty years. Amortization expense was approximately $396,000 in 1996, $345,000 in 1995, and $740,000 in 1994. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

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

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.Actual results could differ from those estimates.

     Accounting Pronouncements: In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires adoption by the Company in fiscal 1997. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill
                                       35

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed. The Company believes the adoption of SFAS No. 121 will not have a material effect on the Company's financial condition or results of operations. In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption by the Company in fiscal 1997. SFAS No. 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company plans to adopt only the disclosure requirements in 1997.

NOTE 2:  ACQUISITIONS AND DIVESTITURES -

         In 1994, the Company sold certain assets of its home health care operations in California, New York and Arizona to a national home health care provider. In connection with the sale, the Company placed $500,000 of the purchase price into an escrow account; $100,000 to be released on November 1, 1995 and the remaining $400,000 to be released upon the Company demonstrating its ability to collect certain specified accounts receivable. In September 1995, the initial $100,000, plus interest, was released to the Company. Subsequent to November 30, 1995, the Company received approximately $145,000 of the remaining $400,000 outstanding and the Company believes that issues related to the remaining $255,000 will be resolved and that losses, if any, in excess of established reserves will not be material.

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

         In March 1996, the Company's Rehabilitation Service Group acquired the assets and liabilities of a therapy company for an aggregate purchase price of approximately $60,000 resulting in additions to intangibles of $98,012. In addition, during 1996 the Group opened two therapy clinics in Florida, one in Tennessee and one in Rhode Island. The Company's primary investments in these clinics are short term, one year leases. In July 1996 the Company through a subsidiary, completed an agreement to provide billing, accounting and cost reimbursement support services to management companies in California. Currently the management companies have five HomeCare agencies under contract.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

          NOTE 3:  NET PROPERTY AND EQUIPMENT -

         Net Property and Equipment at November 30 consist of assets owned or leased under capital lease arrangements and were approximately as follows:

                                                        1996              1995
                                                       ------             -----
Furniture and Fixtures .....................        $  462,000        $ 400,000
Clinical and Office Equipment ..............         1,242,000          687,000
Computer Equipment .........................           364,000          918,000
Capitalized Software .......................           357,000          723,000
                                                  ---------------    -----------
                                                     2,425,000        2,728,000
Less Accumulated Depreciation ..............        (1,545,000)      (1,741,000)
                                                  ---------------    -----------

Net Property and Equipment ...................        $880,000         $987,000
                                                      ========         ========



Depreciation expense was approximately $494,000 in 1996, $645,000 in 1995, and $765,000 in 1994.

NOTE 4:  DEBT -

         In February 1996, the Company entered into a two-year $8 million uncommitted revolving line of credit with a commercial finance company. The line was increased to $14 million with a verbal commitment prior to November 30, 1996. Negotiations are in progress on a written commitment.

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

         The new credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of November 30, 1996, the Company was contingently liable for a $1.6 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing.

         Borrowing throughout fiscal 1996 had a weighted average interest rate of approximately 14.5%, inclusive of the unused line of credit and other fees. The maximum amount outstanding during the fiscal year under the line of credit was approximately $7.0 million. In retiring the old line of credit, the Company incurred a penalty of approximately $150,000 and wrote off approximately $144,000 of unamortized loan costs, the aggregate of which was recorded as an extraordinary charge in the first fiscal quarter of 1996.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

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

         During the three fiscal years ended November 30, 1996, no options were granted or exercised under the 1983 Plan and none expired. At November 30, 1996, options to purchase 15,000 shares were outstanding at an exercise price of $5.875 per share. These options are exercisable for up to ten years from the date of grant. No options will be granted under the 1983 Plan in the future.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

         At November 30, 1996, options to purchase 241,550 shares of common stock were outstanding under the 1990 Plan with exercise prices ranging from $1.750 to $13.500 per share. These options are exercisable for periods ranging up to six years from vesting dates. As of November 30, 1996, 518,450 options were available to be granted under the 1990 Plan.

                                                 SHARES
1990 PLAN                                    UNDER OPTIONS     PRICE PER SHARE
---------                                    ------------      ----------------
Outstanding, December 1, 1993 ..........        360,800        $3.000 to $14.125
Expired ................................       (168,000)       $3.000 to $14.125
                                             -----------
Outstanding, November 30, 1994 .........        192,800        $3.000 to $13.500
Granted ................................         90,000        $1.750 to $3.000
Expired ................................        (51,000)       $3.000 to $13.500
Terminated .............................         (7,500)       $          13.500
                                             -----------
Outstanding, November 30, 1995 .........        224,300        $1.750 to $13.500
Granted ................................         42,500        $           3.000
Exercised ..............................        (10,000)       $           2,375
Terminated .............................        (15,250)       $3.000 to $13.500
                                          ------------
Outstanding, November 30, 1996 .........        241,550        $1.750 to $13.500
                                          ============

         The weighted average exercise price of the options outstanding at November 30, 1996 under the 1990 plan was approximately $3.121 per share.

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

Other Options

         Prior to 1994, the Company granted options to purchase common stock to consultants or other individuals which were not under the 1983 or 1990 plans. At November 30, 1996, options to purchase 255,000 shares of common stock were outstanding pursuant to these grants with exercise prices from $3.000 to $3.375 per share and a weighted average price of $3.270.

NOTE 6:  SEVERANCE OBLIGATIONS -

          In May 1994, the Company incurred a severance obligation to a previous officer of approximately $310,000. Such amount was expensed as of the date of the May termination. As of November 30, 1995, the Company's obligation to the officer was satisfied in its entirety.

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

         In connection with the January 13, 1995 sale of the Broward County home health agency to the Chief Executive Officer (see Note 2), $185,000 of the $1 million obligation was satisfied as an offset to the purchase price of the Broward agency. Additionally, $100,000 of the $1 million obligation was satisfied as settlement of the amounts advanced from the Company to the Chief Executive Officer in prior years. As of November 30, 1996, the Company's remaining future obligation to the officer was approximately $414,000 and is being satisfied under a note payable at prime rate (8.25% at November 30, 1996) with monthly payments of $13,000.

         As part of a severance agreement with the Company's former Chief Financial Officer, approximately $647,000 was expensed in 1995. As of November 30, 1996, the Company's remaining liability was approximately $131,000 payable under a promissory note with a payment of $26,250 per month.


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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

         Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County, Florida at a substantial cost to the Company in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payment to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare office. The Company currently has no Medicare Home Care operations in Florida.

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

         The estimated settlement amounts due to the Company as reflected in the accompanying consolidated balance sheets, as well as net revenue from services presented in the accompanying consolidated statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the estimated settlements due from Medicare as of November 30, 1996 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the estimated settlements due from Medicare as recorded in the Company's consolidated balance sheet as of November 30, 1996 are realizable at their recorded amount.

         As of February 1997, four years and two months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former employees who are individually the subject of such investigation. In addition, the Company had been the subject of staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996, the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions had been recommended to the SEC.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)


Settled Shareholder Class Action Suits:

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

         The Company received $900,000 of directors and officers insurance proceeds during 1993 to fund legal fees with respect to these matters. Such proceeds were included in Other Income (Expense), in the consolidated statement of operations.

         Other Litigation, Claims and Assessments:

         In the ordinary course of business, the Company is exposed to various claims, incidents which may lead to claims, and legal proceedings other than those items discussed above. In management's opinion, the outcome of such matters will not have a material impact upon the Company's consolidated financial position, results of operations and cash flows.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The following is a schedule of future minimum lease payments as of November 30, 1996:

     Fiscal Year                   Dollar Amount
     -----------                   -------------
        1997                         1,555,000
        1998                         1,189,000
        1999                           932,000
        2000                           548,000
        2001                           211,000




         Total rent expense under operative leases for the years ended November 30, 1996, 1995, and 1994, including the Corporate office, branch facilities and nurses' housing for the HSS Staffing Group was approximately $3,294,000, $3,452,000 and $4,514,000, respectively.

         Termination and Benefits Agreements:

         The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $580,500 as of November 30, 1996.

         Self-Funded Insurance Plans:

         The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of November 30, 1996 and 1995, such reserves totaled approximately $1.8 million and $2.6 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated balance sheets (See Note 12). Differences between actual losses and reserve estimates are recognized in the period when such differences become known. Management believes that the differences between actual losses to be incurred after November 30, 1996 related hereto and its recorded reserve estimates will not be material.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

         Directors Indemnification Fund:

         On October 29, 1994, the Company's Board of Directors approved the creation of an indemnification fund for up to $2 million for any potential future expenses which may be incurred by the directors as a result of any future action against them resulting from their services to the Company. Such indemnification fund would, if funded, supplement proceeds which may be available to the directors under the Company's Directors and Officers insurance policy. As of November 30, 1996, no funding has occurred; however, at the director's discretion and based upon the Company's future cash position and other factors as need be considered, such funding may take place. On April 3, 1995, the Company's Board of Directors approved the inclusion of the Company's past directors, and current and past officers, in the indemnity fund.

NOTE 8:  INCOME TAXES -

         The provision (benefit) for income taxes is comprised of the following:

                                             Years Ended November 30,
                                             -------------------------
                                       1996             1995              1994
                                      ------           ------            -----
Current:
Federal ....................         $  --           $(780,000)         $   --
State ......................          64,797           247,000           115,000
Foreign ....................          78,964           141,188           284,910
                                    ---------        ----------         --------
                                     143,761          (391,812)          399,910
                                    ---------        ----------         --------
Deferred:
Federal ....................         (177,073)         890,000       (2,673,193)
State ......................           3,313           141,000         (394,000)
Foreign ....................           9,338          (285,000)        (284,910)
                                    ---------        ----------      -----------
                                     164,422         1,316,000       (3,352,103)
                                    ---------        ----------      -----------
Increase (decrease) in
valuation allowance ........          17,956         (1,624,758)       5,472,758
                                    ---------        ----------     ------------
                                      $2,705          $(700,570)      $2,520,565
                                    =========        ==========     ============

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

The significant components of deferred tax assets (liabilities) which are included in the accompanying consolidated balance sheets at November 30 are:

                                                        1996              1995
                                                       ------             -----
Self insurance reserve .......................       $  705,752       $  994,344
Accrued legal and accounting fees ............          150,602          406,767
Accrued severance, compensation &  benefits ..          250,745          544,185
Depreciation and amortization ................          (76,524)       (146,655)
Bad debt reserve .............................          340,580          212,648
Net operating loss carryforwards .............        3,931,919        3,027,540
Other, net ...................................           68,780          168,703
                                                      ----------     -----------
                                                       5,371,954       5,207,532
Valuation allowance                                   (4,915,956)    (4,898,000)
                                                      ----------     -----------
                                                        $455,998       $309,532
                                                      ==========     ==========



         As of November 30, 1996, the Company has available Federal and State net operating loss carryforwards totaling approximately $9.5 million and $20.4 million, respectively, expiring through 2011.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

         The effective income tax provision (benefit) on pre-tax income (loss) differed from the provision (benefit) computed at the U.S. Federal statutory rate for the following reasons:




                                            1996        1995            1994
                                            ----        ----            ----
Provision (benefit) computed at
Federal statutory rate of 34% ......      $77,047     $408,717      ($3,024,626)
Effect of current tax benefit            (229,467)
Effect of state income taxes .......       44,953      213,000         (279,000)
Foreign tax effects ................       58,283      130,000             --
Non-deductible meal expenses .......       23,224      148,447          307,194
Increase (decrease) in valuation
allowance ..........................       17,956   (1,624,758)       5,472,758
Other ..............................        5,299       24,024           44,239
                                        ---------   ----------        ----------
Provision (benefit) for income taxes      ($2,705)    $700,570        2,520,565
                                        =========   ==========        =========


         In fiscal 1996, the Company recognized a benefit for income taxes of $2,705. Such benefit is primarily the result of recognizing the current deferred tax benefit associated with the turnaround of temporary differences in the current year, offset partially by an increase in the valuation allowance.

         In fiscal 1995, the Company recognized a benefit for income taxes of $700,570. Such benefit is primarily a result of certain tax deductible legal settlements which were carried back to recover income taxes previously paid by the Company, as well as, the recognition of certain deferred tax assets previously reserved by the Company, as discussed below.

         During 1994, the Company determined that, due to recurring losses in prior years and other factors, realization of the net deferred tax asset did not meet the "more likely than not" criteria of SFAS No. 109. Consequently, at November 30, 1994, the valuation allowance was increased so that the net deferred tax asset was fully reserved. As a result of pre-tax income generated in 1995 and 1996, the Company has realized certain deferred tax assets previously reserved. Additionally, the Company has recognized approximately $310,000 of its net operating loss carryforward generated in fiscal 1995 as management believes that it is more likely than not the Company will generate sufficient future taxable income to realize this asset. The valuation allowance is subject to continual review and, as such, may be decreased in the future as substantive information becomes available about the Company's ability to generate sufficient future taxable income to realize the net deferred tax asset.

NOTE 9:  RELATED PARTY TRANSACTIONS -

         Starting in 1994, the Company has utilized the services of an outside director as a consultant. Such services included shareholder relations, evaluation of strategic alternatives for the Company and other duties as assigned by the Chief Executive Officer. The fees for such services were approximately $6,000 in 1996 and $32,000 in 1995 and $173,000 in 1994.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

         During 1995 and 1996, the Company utilized the services of an outside director as its National Medical Director to provide services including utilization review, quality assurance, medical guidance, and compliance with all Federal and State regulations. The services agreement was terminated in 1996. For the fiscal years 1995 and 1996, the fees for such services were approximately $42,000 and $30,000 respectively.

         During 1995, the Company also received consulting services from two former officers of the Company. Fees for those services were approximately $28,000.

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

NOTE 11:  CONCENTRATION OF CREDIT RISK -

         The Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which are owned by the government of the U.S. Virgin Islands, since 1991. Revenues from these facilities accounted for approximately 9.9% and 9.6% of consolidated net revenue from services for the fiscal years ended November 30, 1996 and 1995, respectively. Outstanding accounts receivable were approximately $4.5 million and $3.0 million as of November 30, 1996 and 1995, respectively, and are included in trade accounts receivable in the accompanying consolidated balance sheets. As of January 31, 1997, approximately $2.3 million of the November 30, 1996 outstanding receivable balance from these facilities remained unpaid. Approximately $937,000 of this amount has been outstanding for 180 days or greater. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. Management believes the November 30, 1996 balances due are realizable at their recorded amounts primarily because 100% of all prior amounts due the Company for services rendered since the inception of these contracts have been paid in full by the government agencies. The government currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

NOTE 12:  ACCRUED EXPENSES

         Accrued expenses consisted of the following approximate amounts at November 30:

                                                         1996            1995
                                                        ------          -----
Workers' compensation insurance ..............       $1,439,600       $2,088,000
Health insurance .............................          375,500          527,800
Litigation services ..........................          373,600          661,000
Professional fees ............................          132,500          334,800
Termination costs-sold operations ............             --             27,500
Other ........................................          217,800          585,100
                                                     ----------      -----------
          Total                                      $2,539,000       $4,224,200
                                                     ==========       ==========

               Report of Independent Certified Public Accountants

To the Stockholders of
Hospital Staffing Services, Inc.:

         We have audited the accompanying consolidated balance sheets of Hospital Staffing Services, Inc. (a Florida Corporation) and subsidiaries ("the Company") as of November 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended November 30, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hospital Staffing Services, Inc. and subsidiaries as of November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996 in conformity with generally accepted accounting principles.

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






ARTHUR ANDERSEN LLP

/s/Arthur Andersen LLP
Fort Lauderdale, Florida,
 February 27, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                                             NONE

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be set forth in the Proxy Statement of the Company relating to the 1996 Annual Meeting of Stockholders and is incorporated herein by reference.

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

     2.2 Purchase Agreement dated December 30, 1994 and effective January 1, 1995 between Hospital Staffing Services, Inc. and Cardinal Nursing and Home Care, Inc. as sellers and Ronald A. Cass as buyer. (Incorporated by reference to Exhibit 2.2 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     2.3 Purchase Agreement dated and effective as of February 15, 1995 between Tri Therapy, Inc., as seller and HSSI of Georgia, Inc. as buyer. (Incorporated by reference to Exhibit 2.3 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

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

     10.6 Addendum to Lease Agreement dated October 31, 1994. (Incorporated by reference to Exhibit 10.6 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     10.7 Second Addendum to Lease Agreement dated November 1, 1995, and related Promissory Note dated December 1, 1995. (Incorporated by reference to Exhibit
10.7 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

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

     10.10Settlement Agreement with Ronald A. Cass dated January 1, 1995. (Incorporated by reference to Exhibit 10.10 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     10.11Employment Agreement with Jay Gershberg dated September 1, 1995. (Incorporated by reference to Exhibit 10.11 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     10.12Employment Agreement with Jeffrey A. Barnhill dated September 1, 1995. (Incorporated by reference to Exhibit 10.12 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     10.13Employment Agreement with Ronald Huneycutt dated February 1, 1996. (Incorporated by reference to Exhibit 10.13 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     10.14Loan and Security Agreement with Congress Financial Corporation (Florida) dated August 23, 1993. (Incorporated by reference to Exhibit 10.24 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

     10.15Amendment No. 1 to Loan and Security Agreement with Congress Financial Corporation (Florida) dated January 27, 1994. (Incorporated by reference to
Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

     10.16Amendment No. 2 to Loan and Security Agreement with Congress Financial Corporation (Florida) dated March 15, 1994. (Incorporated by reference to
Exhibit 10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.)

     10.17Management Agreement between Hospital Staffing Services, Inc. and its wholly-owned subsidiaries dated June 13, 1994, effective December 1, 1990. (Incorporated by reference to Exhibit 10.30 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.)

     10.18Loan and Security Agreement with Capital Healthcare Financing dated February 7, 1996. (Incorporated by reference to Exhibit 10.18 to registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1995).

     21.1 Subsidiaries of the Registrant.

     23.1 Consent of Arthur Andersen LLP - filed herewith.

     99.01 Risk Factors

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, (Continued)

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  HOSPITAL STAFFING SERVICES, INC.


By:   /s/Ronald A. Cass                  Ronald A. Cass, Chairman of the Board,
                                         Chief Executive Officer and President
                                         Date:  February 27, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                           Title                  Date


/s/Ronald A. Cass                     Chairman of the Board, Chief       2/27/97
Ronald A. Cass                        Executive Officer and President,
                                      (Principal Executive Officer)



/s/Ronald G. Huneycutt                Vice President Finance and Chief   2/27/97
 Ronald G. Huneycutt                  Financial Officer


/s/Lawrence W. Cappel                 Director                           2/27/97
Lawrence W. Cappel



/s/Robert B. Fields                   Director                           2/27/97
Robert B. Fields


/s/William F. McConnell               Director                           2/27/97
William F. McConnell


/s/Hector L. Ziperovich               Director                           2/27/97
Hector L. Ziperovich, M.D.

EXHIBIT 23.1



               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



As independent certified public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statements on Forms S-8, File Nos. 33-40658 and 2-92689.





ARTHUR ANDERSEN LLP



/s/Arthur Andersen LLP



Fort Lauderdale, Florida,
February 27, 1997.

                                  EXHIBIT INDEX

Filing   Exhibit
Method     No.
p 2.1 Purchase Agreement dated September 2, 1994 and effective as of August 31, 1994 between Hospital Staffing Services, Inc., Hospital Staffing
     Services of California, Inc., Cura Care, Inc. of Arizona, and HSSI Acquisition Corp. as seller and Interim Healthcare of New York Inc., and Interim Healthcare Inc. as buyer. (Incorporated by reference to Exhibit
     10.31 to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1994).

P 2.2 Purchase Agreement dated December 30, 1994 and effective January 1, 1995 between Hospital Staffing Services, Inc. and Cardinal Nursing and Home Care, Inc. as sellers and Ronald A. Cass as buyer.

P 2.3 Purchase Agreement dated and effective as of February 15, 1995 between Tri Therapy, Inc., as seller and HSSI of Georgia, Inc. as buyer.

P 3.1 Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to an exhibit to the Registration Statement on Form S-18 (No. 2-87290-A) filed with the Securities and Exchange Commission on October 19, 1983, amended on November 23, 1983 and December 5, 1983 and declared effective on December 6, 1983 ("Form S-18 (No. 2-87290-A)")).

P 3.2 Articles of Amendment to Articles of Incorporation (Incorporated by reference to an exhibit to the Registration Statement on Form S-1 (No. 33-42640) filed with the Securities and Exchange Commission on September 6, 1991, amended on October 4, 1991 and declared effective on October 4, 1991 ("Form S-1 (No. 33-42640)").

P 3.3 Articles of Amendment to Articles of Incorporation of the Registrant. (Incorporated by reference to Exhibit 3.4 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

P 3.4 By-Laws of the Registrant, as amended (Incorporated by reference to the Registrant's Current Report on Form 8-K dated July 30, 1991 filed August 1,
     1991).

P 4.1 Form of Common Share Certificate (Incorporated by reference to an exhibit to the Registration Statement on Form S-18 (No. 2-87290-A)).

P 10.1 Incentive Stock Option Plan, as amended (Incorporated by reference to Exhibit A(i) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1989).

P 10.2 Amended and Restated 1990 Stock Option Plan (Incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form S-8 on May 17, 1991).

P 10.3 Second Amended and Restated 1990 Stock Option Plan (Incorporated by reference to Exhibit 4 filed with the Registrant's Registration Statement on Form S-8 on June 26, 1992).

P 10.4 Alternative Deferred Compensation Plan approved January 19, 1994. (Incorporated by reference to Exhibit 10.26 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

P 10.5 Agreement for Lease between Registrant and 62nd Street Partners, dated July 29, 1989 for Registrant's office in Fort Lauderdale, Florida (Incorporated by reference to Exhibit A(ii) to Registrant's Quarterly Report on Form 10-Q for the quarter ended August 31, 1989).

P    10.6 Addendum to Lease Agreement dated October 31, 1994.

P 10.7 Second Addendum to Lease Agreement dated November 1, 1995, and related Promissory Note dated December 1, 1995.

P 10.8 Termination and Benefits Agreement with Warren Marmorstein dated November 1, 1993. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

P    10.9  Termination  Agreement  with  Brian M.  Lechner  dated  June 1, 1994.
     (Incorporated by reference to Exhibit 10.29 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994).

P    10.10 Settlement Agreement with Ronald A. Cass dated January 1, 1995.

P    10.11 Employment Agreement with Jay Gershberg dated September 1, 1995.

P    10.12  Employment  Agreement  with Jeffrey A. Barnhill  dated  September 1,
     1995.

P    10.13 Employment Agreement with Ronald Huneycutt dated February 1, 1996.

P 10.14 Loan and Security Agreement with Congress Financial Corporation (Florida) dated August 23, 1993. (Incorporated by reference to Exhibit
     10.24 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

P 10.15 Amendment No. 1 to Loan and Security Agreement with Congress Financial Corporation (Florida) dated January 27, 1994. (Incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).

P 10.16 Amendment No. 2 to Loan and Security Agreement with Congress Financial Corporation (Florida) dated March 15, 1994. (Incorporated by reference to Exhibit 10.28 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.)

P 10.17 Management Agreement between Hospital Staffing Services, Inc. and its wholly-owned subsidiaries dated June 13, 1994, effective December 1, 1990. (Incorporated by reference to Exhibit 10.30 to Registrant's Quarterly Report on Form 10-Q for the quarter ended May 31, 1994.)

P 10.18 Loan and Security Agreement with Capital Healthcare Financing dated February 7, 1996.

DT   21.1 Subsidiaries of the Registrant.

DT   23.1 Consent of Arthur Andersen LLP - filed herewith.

DT   99.01 Risk Factors.

                                  EXHIBIT 99.01


                                  RISK FACTORS

         Set forth below is a discussion of certain risk factors to which the Company and its operations are subject:

     Reliance on Management. The Company's business is dependent upon Ronald A. Cass, the Company's founder, Chief Executive Officer and President; and Jeffrey
A. Barnhill, the Company's Senior Vice President, Health Services. The loss of Ronald A. Cass or Jeffrey A. Barnhill could have a material adverse effect on the Company. The Company does not presently maintain key man insurance on the life of any member of management.

         Reimbursement and Payment Sources. Substantially all the revenues of HSSI HomeCare are attributable to reimbursements or payments received from third-party payors, such as insurance companies or governmental programs including the Medicare and Medicaid programs. The levels of revenues and profitability of the Company, like those of other health care companies, are affected by the continuing efforts of third-party payors to contain or reduce the costs of health care by lowering reimbursement or payment rates, increasing case management review of services and negotiating reduced contract pricing. Home health care organizations, which generally provide less costly alternatives to third-party payors than hospital-based care, have benefitted from those cost containment objectives. However, as expenditures in the home health care market continue to grow, initiatives aimed at reducing the costs of health care delivery at non-hospital sites will increase. A significant change in coverage or a reduction in payment rates by third-party payors would have a material adverse effect upon the Company's business and financial condition. In addition, government reimbursed charges of certified expenses through programs such as Medicare and Medicaid are subject to audit. Audits may result in either decreases or increases in payments the Company has previously received.

         Regulation. Health care is an area of extensive and dynamic regulatory change. Changes in the law or new interpretations of existing laws can have a dramatic effect on permissible activities, the relative costs of doing business and the amount of reimbursement by government and private third-party payors. Laws and regulations often are adopted to regulate new products, services and industries. Federal laws changing coverage and reimbursement requirements are considered frequently and there can be no assurance that federal or state governments will not impose additional restrictions upon all or a portion of the Company's activities which might adversely affect the Company's business.

         Competition. The home health care industry and staffing industry are highly competitive. The Company competes with other health care companies, hospitals, nursing homes, temporary employment companies and other organizations, some of which are larger and more established companies with significantly greater resources and access to capital than the Company.

         Potential Liability and Insurance. In recent years, physicians, hospitals and other participants in the health care market have become subject to an increasing number of lawsuits alleging malpractice, negligence or related legal theories, many of which involve large claims and significant defense costs. The Company has not experienced any material liability claims relating to its services and management is not aware of any basis for any material claims. Further, the Company believes that its exposure to liability is reduced since the Company's nursing and other support personnel perform services in accordance with treatments prescribed by third-party physicians or under hospital supervision. The Company has in force general and professional liability insurance policies with coverage limits on an occurrence basis of $1 million and $3 million, respectively, per claim, and $1 million and $5 million, respectively, in the aggregate, which coverage the Company believes is adequate. The Company believes that insurance coverage will continue to be available for the foreseeable future at acceptable rates. There can be no assurance, however, that material claims will not be asserted against the Company in the future, or that if asserted, such claims will be fully covered by the Company's insurance limits.

         Relationships with Referral Sources. The Company's business is dependent on its ability to establish close working relationships with hospitals, clinics, nursing homes, physician groups, health maintenance organizations, and other health care providers. Although the Company has established such relationships in the markets in which it operates, there is no assurance that existing relationships can be maintained or that additional relationships can be successfully developed in future markets.

         Availability of Medical Personnel. The Company's business is dependent in large part upon its ability to recruit and retain qualified registered nurses and other professional and medical support personnel to fill positions in a timely manner. There is a high level of demand for such personnel by other companies which provide services similar to those of the Company as well as by health care facilities themselves. The success and growth of such business may therefore be constrained by the number of such available personnel.

         Uncertainty Due to Potential Changes in National and State Health Care Policies. The Clinton administration and members of Congress have proposed reforms to the system of health care delivery in the United States. The process by which the administration or Congress will pursue proposals for national health care reform and the precise nature of any such proposals are unclear at this time. In addition, several states are considering various health care reforms, including reforms through Medicaid managed care demonstration projects. It is not possible to predict what reforms of the health care system will be adopted or the effect, if any, such reforms may have on the Company's business and its results of operations.


Hospital Staffing Services, Inc. and Subsidiaries                                                            Schedule II
Valuation and Qualifying Accounts
For the Years Ended November 30, 1996, 1995, and 1994

                               Balance at    Charged to    Charged to                                         Balance at
                                Beginning     Costs and       Other                                             End of
       Description              of Period     Expenses      Accounts           Description        Amount        Period
--------------------------------------------------------------------------------------------------------------------------

For the Year Ended
November 30, 1996

Deducted from the Balance
Sheet Caption "Trade                                                       Uncollectible
Accounts Receivable"                                                       Accounts
Allowance for Doubtful                                                     Charged Against
Accounts                           $599,599      $248,422            $0    Allowance                $288,770     $559,251
                              --------------------------------------------------------------------------------------------


For the Year Ended
November 30, 1995

Deducted from the Balance
Sheet Caption "Trade                                                       Uncollectible
Accounts Receivable"                                                       Accounts
Allowance for Doubtful                                                     Charged Against
Accounts                         $2,345,598      $552,663            $0    Allowance              $2,298,662     $599,599
                              --------------------------------------------------------------------------------------------


For the Year Ended
November 30, 1994

Deducted from the Balance
Sheet Caption "Trade                                                       Uncollectible
Accounts Receivable"                                                       Accounts
Allowance for Doubtful                                                     Charged Against
Accounts                         $1,724,655    $2,382,948      $608,166 (1)Allowance              $2,370,171   $2,345,598
                              --------------------------------------------------------------------------------------------


(1) Reclassifications between Accounts Receivable and Allowance Account