Form 10-K/A
period 1996-11-30
HOSPITAL STAFFING SERVICES INC
filed 1997-03-31
CIK 731625

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

                    For the transition period from_____to______
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

                                      None
                                (Title of Class)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Rule 405 of Regulation S-K (ss. 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997 was $15,899,425.

         As of February 28, 1997, 6,359,770 shares of common stock, par value $.001 per share, were outstanding.




                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information concerning directors and executive officers of the Company:

Name                         Age      Position with Company
--------------------------------------------------------------------------------

Ronald A. Cass(3)            51       Chairman of the Board of Directors, Chief
                                      Executive Officer, President and Treasurer

Lawrence W. Cappel           48       Director

Robert B. Fields(1,2,3)      59       Director

William F. McConnell(1)      56       Director

Hector L. Ziperovich, M.D.(2)42       Director

Jeffrey A. Barnhill          40       Senior Vice President, Health Services

Jay Gershberg                58       Senior Vice President, Sales and
                                      Development

Ronald G. Huneycutt          53       Vice President, Finance and Chief
                                      Financial Officer

Bobby L. Shields             41       Vice President, Legal Affairs and
                                      Corporate Secretary

--------
        (1)        Member of the Audit Committee
        (2)        Member of the Compensation and Stock Option Committee
        (3)        Member of the Nominating Committee

         Directors are elected for a term that expires at the next annual meeting of the Company's shareholders. Officers are elected by and serve at the pleasure of the Board of Directors, subject to the terms of employment contracts, if any, between the Company and any such officer. There are no family relationships between any directors or executive officers of the Company.

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

         Lawrence W. Cappel was elected to the Company's Board of Directors in December 1996. He is President of Community Health Network, a physician management company with revenues in excess of $42 million, and is also President and co-founder of Pacific Health Alliance, a PPO with over 400 hospitals and 25,000 doctors participating in eleven (11) states. Dr. Cappel holds a Ph.D. in Community Health Services from the University of Utah, Salt Lake City, Utah, and has held professorships at the Universities of Utah, Salt Lake City, Utah, and Washington, Seattle, Washington.

         Robert B. Fields was elected to the Company's Board of Directors effective July 1995. He is President of Tradestar Ltd., a New York City based financial and management consulting firm. Since November 1992, Mr. Fields has been Chairman and Chief Executive Officer of Associates for Managed Care, Inc., a provider of cost containment and preventative social intervention services to the managed care industry. From August 1991 through September 1992 Mr. Fields served as a director of Flight International Group, Inc., a Newport News, Virginia, aviation services company performing military training services using specially modified aircraft. From September 1991 to November 1991, Mr. Fields was President, Chief Executive Officer and a director of L'Express, Inc., an interstate regional airline based in New Orleans. From January 1987 through June 1988, Mr. Fields was Executive Vice President of American Finance Group, Inc., an equipment leasing and asset management company headquartered in Boston. Mr. Fields is on the Board of Directors of Printron, Inc., Albuquerque, NM, and an advisory director of Quadra Interactive, Inc., of Carlsbad, CA.

         William F. McConnell was elected to the Company's Board of Directors in 1986. Since 1994, Mr. McConnell has served as a Managing Partner of Emerald Capital Services, Inc., a consulting firm offering management and financial services to small public companies. From 1991 through 1993, Mr. McConnell was Chairman of the Board, Chief Operating Officer and Vice President of Dollar Time Group, Inc., a publicly-held national discount retail chain. On July 24, 1995, Dollar Time Group, Inc. filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy laws. From 1987 through 1992, Mr. McConnell was the President of Travel Data & Marketing, Inc., an international travel research firm with offices in Rome, Paris, London and Zurich.

     Hector Luis Ziperovich, M.D. was elected to the Company's Board of Directors in February 1992. Dr. Ziperovich was the Company's National Medical Director from January 1993 through October 1996. From November 1990 to January 1992, Dr. Ziperovich was Medical Director of Mediflex Acute Staffing Services, a home health agency, the assets of which were acquired by the Company in January 1992. Since 1987, Dr. Ziperovich has served as Medical Director of HLZ Acute Dialysis Service and Clinica Medica del Pueblo (Multi-Specialty Clinic), both of which are located in Montebello, California. Dr. Ziperovich is a licensed and practicing physician in the State of California.

     Jeffrey A. Barnhill has served as Senior Vice President, Health Services since September 1995. Mr. Barnhill joined the Company in October 1994 as Director of Reimbursement and was appointed Vice President, Operations in February 1995. Mr. Barnhill has over sixteen (16) years experience in financial and operations management in the health care field. From October 1992 until his employment by the Company, Mr. Barnhill was a principal of O. P. Medical Consultants, Inc., a health care financial and operations consulting firm. From July 1990 to September 1992, Mr. Barnhill was Chief Financial Officer and Chief Operating Officer for Omni Medical Management, Inc., which managed a 35 member physician multi-specialty group, a home care company, a DME company and a staffing company. From August 1989 to June 1990 Mr. Barnhill was the Director of Reimbursement with Florida Medical Center, a 400 plus bed acute care and rehabilitation facility. He was also the controller for Florida Medical Center's affiliate companies. Mr. Barnhill earned his M.B.A. (Health Care Management) from Nova University and his B.A.B.A. (Accounting) from Rollins College.

     Jay Gershberg has served as the Company's Senior Vice President, Sales and Development since February, 1997. Immediately prior thereto, he served as the Company's Senior Vice President of Ancillary Services and President of Travel Nurse Operations, Inc. Mr. Gershberg joined the Company in November 1984 as President of HSS Associates, Inc., the Company's then executive search division. In his over twelve (12) years of service to the Company, Mr. Gershberg has served in several other key executive positions. From December 1980 until his employment with the Company, Mr. Gershberg was Executive Vice President and a minority-interest owner of Medical Recruiters of America, Inc. Prior thereto, Mr. Gershberg was employed for approximately fifteen (15) years in various sales and management positions with CIBA Geigy Pharmaceuticals, Inc. Mr. Gershberg received his B.S. degree from Long Island University.

     Ronald G. Huneycutt is a Certified Public Accountant and joined the Company as Vice President, Finance and Chief Financial Officer in February 1996. Mr. Huneycutt served as Vice President of Finance and Development for Neonatology Certified, Inc., Plantation, Florida, since November 1993. Neonatology Certified provides physician and neonatal nurse staffing for hospitals. From December 1991 through April 1993, Mr. Huneycutt held the position of Vice President of Finance for SurgiCare America, Inc., which owned and managed outpatient surgery centers. Mr. Huneycutt joined the auditing and consulting firm of Coopers & Lybrand, LLP, in 1974 and was admitted to the partnership in 1982. He served as the partner-in-charge of health care services for South Florida until his departure in 1991. Mr. Huneycutt earned a B.S. in Commerce from the University of Virginia.

     Bobby L. Shields, has served as Vice President, Legal Affairs since July 1996. Mr. Shields joined the Company as Director, Legal and Regulatory Affairs, Corporate Counsel and Secretary in May 1995. Mr. Shields became the Company's Corporate Counsel and Director of Legal and Regulatory Affairs in May 1995, its Corporate Secretary in August 1995 and was named Vice President of Legal Affairs in September 1996. Mr. Shields is a licensed member of The Florida Bar, and has a diverse financial and legal background in corporate and health care matters. From November 1992 until his employment by the Company, Mr. Shields pursued a practice in corporate and health care law and commercial litigation. Prior to becoming a licensed attorney, Mr. Shields was employed in financial and operations management, most notably during a seven (7) year period from 1982 through 1989 with Coulter Electronics, Inc. Mr. Shields earned his J.D., M.B.A. (Finance) and B.S.B.A. (Finance) degrees from the University of Florida.

     No director, officer, affiliate, beneficial owner of more than 5% of the Company's common stock or associate of any of the foregoing is a party adverse or has a material interest adverse to the Company or its subsidiaries.

Committees of the Board of Directors;
Board and Committee Meetings

         As permitted by the Bylaws of the Company, the Company has several standing committees, including an Audit Committee, a Compensation and Stock Option Committee and a Nominating Committee.

         The Audit Committee consists of Robert B. Fields and William F. McConnell. The Audit Committee's responsibilities are to (i) recommend and appoint the Company's independent auditors; (ii) review the audit report and management letter; (iii) consult with the Company's auditors regarding the adequacy of internal controls; and (iv) review such other matters and member committees as deemed appropriate. During fiscal 1996, the Audit Committee met two (2) times, with all members in attendance at each meeting.

         The Compensation and Stock Option Committee consists of Robert B. Fields and Hector L. Ziperovich, M.D. The Committee's responsibilities are to
(i) approve compensation philosophy and guidelines for directors and executive officers; and (ii) recommend to the full Board of Directors compensation for the directors and executive officers, including determining bonus compensation, awarding option grants and determining other benefits. The Compensation and Stock Option Committee met one (1) time during fiscal 1996.

         The Nominating Committee consists of Ronald A. Cass and Robert B. Fields. The Nominating Committee has the power and authority to select a slate of candidates for directorships with the Company. The Nominating Committee did not meet during fiscal 1996. While the Nominating Committee will consider shareholder nominees for directors, there are no formal procedures for making such nominations.

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

         Based solely on a review of copies of such reports furnished to the Company or written representations that no such reports were required and on other information that has come to the Company's attention, the Company believes that, during fiscal year 1996, all filing requirements under Section 16(a) of the Securities and Exchange Act of 1934 applicable to its officers, directors and greater than 10% beneficial owners were complied with except as follows: Mr. Cass received a stock option grant in February 1996 and did not timely report this grant on a Form 4 or Form 5; Mr. Barnhill received a stock option grant in February 1996 and did not timely report this grant on a Form 4 or Form 5. The officers and directors identified by the Company in this paragraph as having delinquent filings under Section16(a) have each filed a late Form 5 to report any transaction for which he had a delinquent filing.

ITEM 11.  EXECUTIVE COMPENSATION

         The following tables summarize all compensation incurred by the Company for the fiscal years ended November 30, 1994, 1995 and 1996 for (i) the Company's Chief Executive Officer; (ii) the four most highly compensated executive officers serving as such at November 30, 1996, and (iii) each executive officer not serving as such at November 30, 1996, whose compensation during fiscal 1996 placed such executive officer among the four most highly compensated (collectively, the "named executive officers").




                           SUMMARY COMPENSATION TABLE

                                                                                                            Long-Term
                                                                     Annual Compensation                    Compensation
                                                                                                              Awards

                                                                                                            Securities
    Name and                                                                                Other Annual    Underlying   All Other
Principal Position                               Year        Salary          Bonus          Compensation    Options (#) Compensation

Ronald A. Cass                                   1996        $281,207        $ 30,000        $ 45,282(1)       12,500    $202,231(2)
Chief Executive Officer, ................        1995        $206,447        $ 30,000        $ 48,705(1)        -        $479,725(2)
President and Treasurer .................        1994        $357,483            --          $ 58,979(1)        -            --

Jeffrey A. Barnhill                              1996        $138,138        $ 20,000        $ 16,163(3)       10,000        --
Senior Vice President, ..................        1995        $107,468        $ 25,000        $ 15,054(3)        7,000        --
Health Services .........................        1994            --              --              --             -            --

Jay Gershberg                                    1996        $170,719            --          $ 17,061(5)        -            --
Senior Vice President, ..................        1995        $146,881        $ 19,517(4)     $ 16,639(5)        2,500        --
Sales and Development ...................        1994        $133,086        $  7,500        $ 20,664(5)        -            --

Ronald G. Huneycutt                              1996        $100,330            --          $ 11,519(6)       10,000        --
Vice President, Finance .................        1995            --              --              --             -            --
Chief Financial Officer .................        1994            --              --              --             -            --




     (1)Includes payment in lieu of vacation taken (1996 - $12,557; 1995 - $16,919; 1994 - $29,531); automobile allowance and related insurance (1996 - $18,000; 1995 - $18,000; 1994 - $18,000); health club benefits in 1996, 1995 and
1994; and various other types of insurance payments: health, disability and life.

     (2)Includes principal and interest paid to Mr.Cass during fiscal 1996 and 1995 on a note issued to Mr.Cass in settlement of certain severance obligations, plus offsets against the note due him for the purchase of the Company's Broward County, Florida, home care operations, and the liquidation of his employee loans (see "Employment and Other Agreements").

     (3)Includes payment in lieu of vacation taken (1996 - $5,912; 1995 - $3,097); automobile benefits (1996 - $6,000; 1995 - $5,558); and various other types of insurance payments: health, disability and life.

     (4)Represents deferred bonuses from prior years.

     (5)Includes payment in lieu of vacation taken (1996 - $2,769; 1995 - $2,769; 1994 - $7,730); difference between fair market value and purchase price of Company automobile (1993 - $11,900); automobile benefits (1996 - $9,000; 1995
- $9,000; 1994 - $9,000); health club benefits in 1995 and 1994; and various other types of insurance payments: health, disability and life.

     (6)Includes automobile allowance of $5,000 in 1996 and various insurance payments: health, disability and life.




Stock Option/Grants

         The following table sets forth certain information concerning grants of stock options for each named executive officer in fiscal 1996:

                                                                           Option Grants in Fiscal 1996

                                              Number           % of Total
                                             of Shares          Options        Exercise                   Potential Realizable Value
                                             underlying        Granted to       or Base                   at Assumed Annual Rate of
                                              Options         Employees in     Price Per    Expiration    Stock Price Appreciation
                                              Granted          Fiscal 1996      Share          Date            for Option Term
                                              -------          -----------     --------      -------           ---------------
Name                                                                                                            5%             10%
----                                                                                                            --             ---

Ronald A. Cass, CEO .................          12,500              29%         $   3.00      2/11/01         $ 2,384         $12,828
Jeffrey A. Barnhill .................          10,000              24%         $   2.38      2/11/01         $ 8,157         $16,513
Ronald G. Huneycutt .................          10,000              24%         $   3.00      2/11/01         $ 1,907         $10,262


         The following table sets forth information with respect to the named executive officers, concerning the exercise of options during fiscal 1996 and unexercised options held as of the end of the fiscal year:

                   Aggregated option exercises in fiscal 1996
                     and 1996 fiscal year-end option values

                                                            Number of Securities            Value of Unexercised
                                                           Underlying Unexercised               In-the-Money
                             Shares                     Options at November 30, 1996    Options at November 30, 1996(1)
                                                        ----------------------------    ----------------------------
                           Acquired
Name                      on Exercise  Value Realized    Exercisable/Unexercisable       Exercisable/Unexercisable

Ronald A. Cass, CEO             -             -           242,500      /       -              -     /    -
Jeffrey A. Barnhill         10,000       $35,000            7,000      /       -              -     /    -
Jay Gershberg                   -             -            10,000      /       -              -     /    -
Ronald G. Huneycutt             -             -            10,000      /       -              -     /    -




(1)Value is calculated by subtracting the exercise price per share from the closing price per share on the New York Stock Exchange on November 30, 1996, and multiplying the number of shares subject to the option.


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

         To eliminate the severance obligations of the Company in the 1991 Agreement, the Company and Mr. Cass entered into the Modification Agreement that provided for the payment to Mr. Cass of $1.0 million and a reduction in Mr. Cass' annual base salary from $330,000 per year to $175,000 per year. The $1.0 million payment was made by issuing Mr. Cass a note, payable in 55 monthly installments of $13,000 plus interest at a rate equal to prime rate. The remaining balance of $285,000 was satisfied by (i) setting off $100,000 owed to the Company by Mr. Cass for advances made in prior years and (ii) setting off the purchase price of $185,000 owed by Mr. Cass to the Company for the purchase by Mr. Cass of the Company's Broward County private duty home health agency in January 1995 (see "Certain Relationships and Related Transactions"). The promis-sory note provides for acceleration of the balance due to be immediately pay-able to Mr. Cass upon the Company's default of a scheduled monthly payment or upon a change in control of the Company, as defined.

         The Modification Agreement provides that Mr. Cass shall continue as an at-will employee and be entitled 90 days' notice of termination or, to the extent such notice is not given, payment of his base salary for up to 90 days. In addition, upon termination of Mr. Cass' employment for any reason he shall be entitled to receive, for one year, all health, disability and life insurance benefits that he was receiving at the time of termination. The Modification Agreement also provides that in the event of Mr. Cass' death or disability, Mr. Cass' spouse and/or dependents are entitled to receive health benefits for up to one (1) year following such death or disability and in the event of termination as a result of Mr. Cass' death, his estate shall receive Mr. Cass' base salary for a 90 day period. Mr. Cass also agreed to remain bound by the non-compete and confidentially provisions of the 1991 Agreement.

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

The 1995 Agreement required Mr. Marmorstein to agree to a one (1) year non-competition provision and to maintain the confidentiality of trade secrets of the Company.

         Messrs. Jay L. Gershberg, Jeffrey A. Barnhill and Ronald G. Huneycutt (collectively, the "Employees") each have entered into Employment Agreements with the Company providing for a twelve (12) month term, and automatically renewable annually unless the Employee's employment is terminated as provided in the Employment Agreements. Each of the Employment Agreements for Messrs. Gershberg and Barnhill provide that, subject to the Employee complying with certain non-competition provisions, in the event the Employee is terminated "without cause" (as defined) he shall be entitled to one (1) full year's base salary plus all earned, but unused, vacation or if the Employee voluntarily terminates employment within one (1) year following a "change-in-control" (as defined) he shall be entitled to (i) one (1) full year's base salary plus all earned, but unused, vacation, (ii) a pro rata share of a performance bonus for that year and (iii) an auto allowance and all benefits existing at the date of termination for one (1) year. The Employment Agreement for Mr. Gershberg also provides for a death benefit equal to 90 days of the Employee's base salary at the time of death and for short term disability payments to the Employee equal to 180 days of base salary. Mr. Huneycutt's Employment Agreement provides for three (3) months severance under the same terms and conditions stated above and provides additionally for the grant of options to acquire 10,000 shares of the Company's Common Stock at $3.00 per share, which was higher than the fair market value of a share of Common Stock at the date of this Agreement.

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

Director Compensation

         During fiscal 1996, each of the Company's non-employee directors received compensation of $18,000. Directors are also reimbursed for their travel expenses in connection with such meetings. The total cash compensation paid to directors for meetings in 1996 was approximately $38,700.

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

         During the fiscal year ended November 30, 1996 no options were granted or exercised under the 1983 Plan and none expired. At November 30, 1996, options to purchase 15,000 shares were outstanding at an exercise price of $5.875 per share. These options are exercisable for up to ten years from the date of grant. No options will be granted under the 1983 Plan in the future.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth Common Stock ownership information, based on 6,359,770 shares of common stock outstanding as of February 28, 1997, with respect to (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director and named executive officer of the Company; and (iii) all directors and officers of the Company as a group. This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. Unless otherwise indicated, the business address of each person listed is 6245 North Federal Highway, Suite 500, Fort Lauderdale, Florida 33308.




                                                   Shares               Percent
                                                   Beneficially         of
                                                   Owned(1)             Class(2)

Lawrence W. Cappel                                 10,000(3)            *(4)
Director

Ronald A. Cass                                    610,788(5)             9%
Chairman of the Board,
Chief Executive Officer,
President and Treasurer

Robert B. Fields                                   24,740(6)            *(4)
Director

William F. McConnell                               15,000(7)            *(4)
Director

Hector Luis Ziperovich, M.D.                       45,400(8)            *(4)
Director

Jeffrey A. Barnhill                                 7,200(9)            *(4)
Senior Vice President, Health Services

Jay L. Gershberg                                   12,500(10)           *(4)
Senior Vice President, Sales and Development

Ronald G. Huneycutt                                12,000(11)           *(4)
Vice President, Finance,
Chief Financial Officer

Bobby L. Shields                                   12,500(12)           *(4)
Vice President, Legal Affairs,
Corporate Counsel,
Secretary

All officers and directors                        750,128(13)           12%
as a group (9 individuals)

Heartland Advisors, Inc.                        1,251,200(14)           20%
790 Milwaukee Street
Milwaukee, WI  53202

(1)Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended ("Rule 13d-3") and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power, as of the date hereof. Stock options included are presently exercisable or will be exercisable within 60 days.

(2)The percentage of class is calculated in accordance with Rule 13d-3 and assumes that the beneficial owner has exercised any options or other rights to subscribe which are currently exercisable within sixty (60) days and that no other options or rights to subscribe have been exercised by anyone else.

(3)Represents options to purchase 10,000 shares of Common Stock.

(4)Represents less than 1%.

(5)The total amount includes 361,288 shares of Common Stock held jointly by Mr. Cass and his wife, 7,000 shares held solely by Mr. Cass, and options to purchase 242,500 shares of Common Stock held solely by Mr. Cass.

(6)Includes options to purchase 20,000 shares of Common Stock.

(7)Represents options to purchase 15,000 shares of Common Stock.

(8)Includes options to purchase 15,000 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock.

(9)Includes options to purchase 7,000 shares of Common Stock.

(10)Represents options to purchase 12,500 shares of Common Stock.

(11)Includes options to purchase 10,000 shares of Common Stock.

(12)Includes options to purchase 7,500 shares of Common Stock.

(13)Includes options to purchase 339,500 shares of Common Stock and warrants to purchase 10,000 shares of Common Stock.

(14)As per Schedule 13G filed with the Securities Exchange Commission by Heartland Advisors, Inc. on February 12, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company had outstanding loans to Warren A. Marmorstein, the Company's former Chief Financial Officer, of approximately $53,000, which accrued interest at rates ranging from 6.5% to 8.0% per annum. All funds advanced were for personal, non-business related purposes. These loans were repaid under a promissory note during 1996.

         In 1992, the Company made a loan to William F. McConnell, an outside director of the Company, of approximately $72,200, which accrues interest at the rate of 8.0% per annum. All funds advanced were for personal, non-business related purposes. Mr. McConnell is repaying his obligation to the Company in installments of approximately $4,900 monthly. At February 28, 1997, the unpaid balance due the Company was approximately $30,800.

         In 1994, the Company began utilizing the services of Mr. McConnell as a consultant. Such services included shareholder relations, evaluation of strategic alternatives for the Company and other duties as assigned by the Chief Executive Officer. The fees for such services were approximately $6,000 in fiscal 1996.

         In 1995, the Company began utilizing the services of Dr. Hector L. Ziperovich, M.D., an outside director of the Company, as its National Medical Director, and in July 1995, entered into a written contractual arrangement. Such services include utilization review, quality assurance, medical guidance, and compliance with all relevant Federal and State clinical regulations. This contract was terminated on October 31, 1996. For fiscal 1996, the fees for such services were approximately $30,000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN
COMPENSATION DECISIONS

         As referenced above, during 1996 and 1995, Dr. Hector L. Ziperovich served as National Medical Director for the Company.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.




                                   Ronald A. Cass, Chairman of the Board, Chief
                                   Executive Officer, President and Treasurer
By: /s/Ronald A. Cass              Date:    March 31, 1997

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

Exhibit
No.

10.11 Employment Agreement with Jay Gershberg dated September 1, 1995 (Incorporated by reference to Exhibit 10.11 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended November 30,
         1995).

10.12 Employment Agreement with Jeffrey A. Barnhill dated September 1, 1995 (Incorporated by reference to Exhibit 10.12 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended November 30,
         1995).

10.13 Employment Agreement with Ronald Huneycutt dated February 1, 1996 (Incorporated by reference to Exhibit 10.13 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended November 30,
         1995).

10.19 Termination and Benefits Agreement with Ronald A. Cass dated June 1, 1991 (Incorporated by reference to Exhibit 10.15 to Registrant's Registration Statement on From S-1 (No. 33-42640)).

10.20 Termination and Benefits Agreement with Warren Marmorstein dated November 1, 1993. (Incorporated by reference to Exhibit 10.25 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended November 30, 1993).