Form 10-Q
period 1997-02-28
HOSPITAL STAFFING SERVICES INC
filed 1997-04-15
CIK 731625

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
6,359,770 shares of Common Stock, $.001 par value, outstanding at March 31,1997.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                  Page(s)

PART I - FINANCIAL INFORMATION

     Consolidated Condensed Balance Sheets                           3

     Consolidated Condensed Statements of Operations                 4

     Consolidated Condensed Statements of Cash Flows                 5

     Notes to Consolidated Condensed Financial Statements            6 - 9

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       10 - 14



PART II - OTHER INFORMATION AND SIGNATURES                           15 - 16

                                            Hospital Staffing Services, Inc. and Subsidiaries
                                                  Consolidated Condensed Balance Sheets




                            ASSETS                                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                          ----------                                              ----------------------------------------------

                                       February 28,   November 30,                                      February 28,    November 30,
                                          1997           1996                                               1997            1996
                                      -------------- --------------                                    --------------  -------------
                                       (Unaudited)                                                       (Unaudited)
CURRENT ASSETS:                                                        CURRENT LIABILITIES:

Cash and cash equivalents ..........     $   38,966     $  145,247     Accounts payable                    $2,670,914     $2,470,506
Short-term investments .............         12,278         12,145     Line of credit payable               9,397,286      6,540,793
Trade accounts receivable, less                                        Accrued payroll and benefits         1,731,115      2,130,053
  allowance for doubtful accounts of                                   Accrued expenses                     2,347,072      2,539,016
  $682,121 and $559,251, respectively     9,679,970      9,622,122     Income taxes payable                   187,386        216,096
Settlements due from Medicare ......     14,656,038     12,201,367     Capital leases                          18,001         17,522
Amounts due from officers/directors          71,377         71,377     Notes payable                          370,760        503,678
Current and deferred income
  taxes receivable                          567,339        587,215
Prepaid expense and other current assets    539,517        599,062
                                      -------------- --------------                                     --------------  ------------
          Total current assets           25,565,485     23,238,535       Total current liabilities         16,722,534     14,417,664
                                      -------------- --------------                                     --------------  ------------



NON-CURRENT ASSETS:                                                    NON-CURRENT LIABILITIES:
                                                                       Notes payable                          480,728        510,728
                                                                       Capital leases                          76,454         80,881
                                                                       Other                                   74,000         73,999
                                                                                                        --------------  ------------
Net property and equipment                  854,904        879,735        Total non-current liabilities       631,182        665,608
                                      -------------- --------------                                     --------------  ------------

                                                                          Total liabilities                17,353,716     15,083,272
                                                                                                        --------------  ------------


Intangibles related to businesses                                      COMMITMENTS AND CONTINGENCIES
  acquired                                2,303,028      2,258,028
Non-competition agreements                  479,426        479,426     STOCKHOLDERS' EQUITY:
                                                                        Preferred stock - $.001 par value;
                                      -------------- --------------       authorized 5,000,000 shares;
Total intangibles                         2,782,454      2,737,454        none issued or outstanding             -               -
Less:  Accumulated amortization            (811,274)      (785,133)
                                      -------------- --------------
          Net intangibles                 1,971,180      1,952,321      Common stock- $.001 par value;
                                      -------------- --------------       authorized 20,000,000 shares;
                                                                          6,359,770 and 6,359,770 shares
                                                                          issued and outstanding; respectively  6,360         6,360

  Deposits and other assets                 338,988        340,836
                                                                        Additional paid-in capital         22,452,627    22,452,627
                                                                        Accumulated deficit               (11,082,146)  (11,130,832)
                                      -------------- --------------                                     -------------- -------------
          Total non-current assets        3,165,072      3,172,892        Total stockholders' equity       11,376,841    11,328,155
                                      -------------- --------------                                     -------------- -------------
                                                                          Total liabilities and
          Total assets                  $28,730,557    $26,411,427          stockholders' equity          $28,730,557   $26,411,427
                                      ============== ==============                                     ============== =============






                 The accompanying notes are an integral part of
                  these consolidated condensed balance sheets.

                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations


                                                                      Three months ended
                                                          -----------------------------------------
                                                          ------------------      -----------------
                                                          February 28, 1997       February 29, 1996
                                                          ------------------      -----------------
                                                              --------------         --------------
                                                               (Unaudited)            (Unaudited)

Net revenue from services                                       $16,693,467            $14,505,628
                                                              --------------         --------------

Cost of services:
    Professional salaries and benefits                            8,299,186              7,519,966
    Other professional expenses                                   1,640,044              1,458,761

                                                              --------------         --------------
    Total cost of services                                        9,939,230              8,978,727
                                                              --------------         --------------

Gross margin                                                      6,754,237              5,526,901
                                                              --------------         --------------

Selling, general and administrative expenses:
    Salaries and benefits                                         3,958,575              3,229,817
    Legal expenses                                                  139,113                137,614
    All other expenses                                            2,392,897              2,023,223

                                                              --------------         --------------
    Total selling, general and administrative expenses            6,490,585              5,390,654
                                                              --------------         --------------

Income from operations                                              263,652                136,247
                                                              --------------         --------------

Interest and other income (expense):
    Interest expense                                               (217,402)              (109,134)
    Interest income                                                   2,861                 16,034
    Other income (expense), net                                        (425)                56,263

                                                              --------------         --------------
    Total interest and other income (expense)                      (214,966)               (36,837)

                                                              --------------         --------------
Income before provision for income taxes                             48,686                 99,410

Provision for income taxes                                              -                  (25,889)
                                                              --------------         --------------

Income before extraordinary item                                     48,686                 73,521

Extraordinary loss on early extinguishment of debt                      -                 (254,955)
                                                              --------------         --------------

    Net income (loss)                                           $    48,686            $  (181,434)
                                                              ==============         ==============


Income (loss) per common share:
    Income (loss) before extraordinary item                           $0.01                  $0.01
    Extraordinary loss on early extinguishment of debt                  -                    (0.04)
                                                              --------------         --------------

    Net income (loss) per common share                                $0.01                 ($0.03)
                                                              ==============         ==============


Weighted average common shares outstanding:                       6,359,770              6,349,770
                                                              ==============         ==============



                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows


                                                                                              For the three months ended:
                                                                                       February 28, 1997       February 29, 1996
                                                                                       ------------------      ------------------
                                                                                          (Unaudited)             (Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                                                                $48,686               ($181,434)
                                                                                           --------------          --------------
   Adjustments to reconcile  net income  (loss) to net cash  provided  (used) by operating activities:
       Depreciation and amortization                                                             154,133                 231,282
       Provision for losses on trade accounts receivable                                          81,897                  59,842
       Extraordinary loss on early extinguishment of debt                                                                 99,955
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                                            (139,745)               (350,188)
           Settlements due from Medicare                                                      (2,454,671)                  7,833
           Prepaid expenses and other current assets                                              73,253                  92,356
           Current and deferred income taxes receivable                                           19,877
           Deposits and other assets                                                             (33,387)               (127,136)
         Increase (decrease) in liabilities -
           Accounts payable                                                                      200,408                (667,688)
           Accrued payroll and benefits                                                         (398,938)                485,800
           Accrued expenses                                                                     (240,112)               (150,718)
           Income taxes payable                                                                  (28,710)                (79,985)

                                                                                           --------------          --------------
                    Total adjustments                                                         (2,765,995)               (398,647)
                                                                                           --------------          --------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                              (2,717,309)               (580,081)
                                                                                           --------------          --------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                                                (45,133)                   (133)
   Capital expenditures                                                                          (81,634)               (176,833)
   Proceeds from sale of home health operations                                                                          145,782

                                                                                           --------------          --------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                (126,767)                (31,184)
                                                                                           --------------          --------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Line of credit borrowings (repayments)                                                      2,856,493               1,630,232
   Payments under notes payable                                                                 (114,750)               (117,750)
   Payments under capital leases                                                                  (3,948)

                                                                                           --------------          --------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                               2,737,795               1,512,482
                                                                                           --------------          --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (106,281)                901,217

   Cash and cash equivalents at beginning of period                                              145,247               1,697,804


                                                                                           --------------          --------------
   Cash and cash equivalents at end of period                                                    $38,966              $2,599,021
                                                                                           --------------          --------------

Supplemental Cash Flow Disclosures:
   Cash paid:                   Income Taxes                                                     $28,710                $108,105
                                Interest                                                        $216,804                 $96,869


                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                February 28, 1997
                                   (Unaudited)

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

         The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes thereto. The results of operations for the three (3) months ended February 28, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 30, 1997.

NOTE 2:  DEBT

         On March 12, 1997, the Company amended its revolving line of credit to increase the line to $14 million and to extend the term of the line for an additional year to February 1999. Fees and other costs related to this amendment amounted to approximately $100,000 and will be amortized over the extended term of the line.

NOTE 3:  STOCKHOLDERS' EQUITY

         1990 Stock Option Plan

         Pursuant to Board action during the quarter ended February 28, 1997, 10,000 options to purchase common stock were granted to a member of the Board of Directors under the 1990 Stock Option Plan with an exercise price of $2.375 per share. The exercise price was determined by reference to the average market price over the ten (10) market days preceding the date of grant. The options vested at the date of grant and are exercisable for a period of five years from the date of grant.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

NOTE 4:  COMMITMENTS AND CONTINGENCIES

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

         In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company downsized, and eventually closed, its Medicare homecare offices in Dade, Broward and Monroe Counties, Florida, and terminated its subcontracting relationships with staffing providers in South Florida.

         Subsequent to December 1992, the Company continued to operate its Medicare office in Palm Beach County, Florida, at a substantial cost to the Company, in anticipation of the reinstatement of Medicare payments. However, the Company was unable to reach agreement with HCFA regarding the reinstatement of Medicare payments to its South Florida operations. Therefore, in February 1993, the Company effectively closed its South Florida Medicare operations by closing the Palm Beach County Medicare office. The Company currently has no Medicare home care operations in Florida.

         As a result of the federal investigation and HCFA suspension, in fiscal year 1993 the Company initiated a lawyer-directed internal investigation into its Medicare claims processing system, which included obtaining advice and consultation from an attorney specializing in Medicare law, engaging a criminal defense attorney and implementing a billing review and submission program. As of November 30, 1994, the Company had completed the billing program with respect to all visits not subject to a claim of timely filing. While the majority of fiscal years 1991 and 1992 claims were billed, a number

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

of claims were not billed based upon the Company's determination that the claims did not comply with the guidelines established as part of its internal review program. Management at this time is unable to estimate when the ultimate outcome of the fiscal years 1991 and 1992 claims submissions will be known or when the federal investigation may conclude. Accordingly, it is unknown what ultimate impact, if any, the outcome of these matters will have on the Company's consolidated financial statements.

         The estimated settlement amounts due to the Company from Medicare as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the settlements due from Medicare as of February 28, 1997 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated condensed balance sheet as of February 28, 1997 are realizable at their recorded amount.
         As of March 1997, four (4) years and three (3) months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its directors, officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former directors, officers or employees who are individually the subject of such investigation. In addition, the Company had been the subject of a staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996, the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions had been recommended to the Commission.

         Litigation, Claims and Assessments:

         In the ordinary course of business, the Company is exposed to various claims, incidents which may lead to claims and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position, results of operations and cash flows.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

         Termination and Benefits Agreements:

         The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $581,000 as of February 28, 1997.

         Self-Funded Insurance Plans:

         The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. the Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of February 28, 1997 and November 30, 1996, such reserves totaled approximately $1.7 and $1.8 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that differences between actual losses incurred after February 28, 1997, related hereto, and its recorded reserve estimates will not be material.

NOTE 5:  CONCENTRATION OF CREDIT RISK

         Since 1991, the Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which facilities are owned by the government of the U. S. Virgin Islands. Revenues from these facilities accounted for approximately 7% and 11% of consolidated net revenue from services for the three (3) months ended February 28, 1997 and February 29, 1996, respectively. Outstanding accounts receivable were approximately $3.2 million and $4.5 million as of February 28, 1997 and November 30, 1996, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets. Approximately $802,000 of the February 28, 1997 balance has been outstanding for 180 days or greater. As of February 28, 1997, $2.4 million of the $4.5 million outstanding at November 30, 1996 had been collected. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. The government of the U. S. Virgin Islands currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                February 28, 1997

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on those factors that have had a material effect on the Company's financial condition and results of operations during the quarters ended February 28, 1997 and February 29, 1996. It should be read in conjunction with accompanying consolidated condensed financial statements and notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

         Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements that are subject to certain risks, uncertainties and exceptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic conditions; competitive factors; changes in federal or state legislation governing the Company's operations, including the Medicare and Medicaid reimbursement climate; resolution of the Company's Dade County, Florida, investigative issues; and the other risk factors disclosed as Exhibit 99.01 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

General

         The Company provides: (i) home health care and other in-home support services; (ii) interim staffing of nurses and other medical personnel, primarily to hospitals; and (iii) rehabilitation services, including physical, occupational, speech and other therapy services. These services are offered through a pool of caregivers operating within the Company's network, which as of February 28, 1997, consisted of 28 home health care branch offices in seven states, active relationships for interim staffing needs with approximately 130 hospitals in 30 states and the U.S. Virgin Islands and six rehabilitation clinics with two clinics located in Georgia, one clinic located in Tennessee, one in Rhode Island and two in Florida.

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

         Line of Credit. In February 1996, the Company entered into a two-year, $8 million uncommitted revolving line of credit with a commercial finance company. On March 12, 1997, this line was increased to $14 million and extended an additional year.

         The credit facility bears interest at prime plus two percent per annum, payable monthly, is secured by substantially all assets of the Company and requires adherence to certain financial covenants. Borrowing is based on the Company's eligible accounts receivable, as defined.

         The credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of February 28, 1997, the Company was contingently liable for a $1.6 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing.

         Restrictive Covenants. The line of credit contains a number of covenants, some of which could affect the Company's operations. The most significant of these covenants include: (i) maintenance of minimum tangible net worth; (ii) timely submission of monthly, quarterly and annual financial statements; (iii) limitations on payments to employees or related parties for consulting agreements and in the case of terminating employees, severance agreements; (iv) restrictions on new debt, guarantees and the payment of dividends; and (v) approval and/or notice requirements for acquisitions, mergers, the sale of assets and changes in management.

         As of February 28, 1997, principal borrowings under the credit facility were approximately $9.4 million and approximately $826,000 was available for additional borrowing under the line of credit. The Company is in compliance with all required loan covenants.

         While management believes that the present credit facility is generally adequate to meet the Company's working capital needs (in the absence of slow collections of accounts receivable), the present facility is not adequate to provide for any significant liabilities that may arise (see Note 4). If significant contingencies become commitments, then, in the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

         Settlements Due To and From Medicare. In the normal course of business, the Company has estimated settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services; and
2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans; 2) incurring additional borrowings under the line of credit, if available; 3) using proceeds from additional capital that may be raised; or 4) offsetting amounts due from the

         Medicare program to the Company. However, there are no assurances that the Company will be able to successfully utilize any of these four (4) funding options. The Company continues to be subject to lengthy time frames associated with resolving Medicare appeal and reopening issues on cost reports reflecting amounts due from Medicare. As more fully described below and as set forth in the Consolidated Condensed Statements of Cash Flows, such lenghty time frames have had and are continuing to have an adverse impact on the Company's cash flows.

         For the twelve months ended November 30, 1996, the Company had received notification from the Medicare program's fiscal intermediaries of approximately $3,950,000 due to Medicare. Through February 1997, approximately $188,000 of this amount has been repaid under Medicare approved repayment plans. Included in the $3,950,000 is approximately $2,000,000 for previously sold companies for which the Company is establishing repayment plans with HCFA. During this time the Company anticipates settlement of certain provider cost reports with amounts due to the Company in excess of the $2,000,000.

         Cash Position. Net cash used by operating activities was approximately $2.7 million and $580,000 for the three (3) months ended February 28, 1997 and February 29, 1996, respectively.

         In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Financing activities principally consisted of net repayments of outstanding borrowings under the Company's line of credit.

         Net Working Capital. As of February 28, 1997, the Company had approximately $8.8 million of working capital and approximately $39,000 of cash and cash equivalents. The ratio of current assets to current liabilities at February 28, 1997 was 1.5 to 1. As of February 28, 1997, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, and amounts due to the Chairman and Chief Executive Officer.

Results of Operations - Three Months Ended February 28, 1997
Compared With Three Months Ended February 29, 1996

         Net  Revenues.   Consolidated  net  revenue   increased   approximately
$2,187,000, or 15.1%, from $14,506,000 for the first quarter ended February 29, 1996 to $16,693,000 for the first quarter ended February 28, 1997.

         Net revenues from services provided by the Company's Homecare Group increased approximately $1,270,000, or 11.7%, to approximately $12,081,000 for the first quarter ended February 28, 1997 from $10,811,000 for the first quarter ended February 29, 1996. The growth is attributable to the maturation of the new Homecare branches established and certified during the latter part of fiscal year 1996, the continued overall growth of the New England Regional Homecare Operations and the growth of the Mid South Proprietary Homecare operations.

         Net revenues from services provided by the Company's HSS Staffing Group increased approximately $667,000, or 19.6%, to approximately $4,076,000 for the first quarter ended February 28, 1997 from approximately $3,409,000 for the first quarter ended February 29, 1996. The Staffing Group growth is attributable to the addition of client hospitals and staffing offices, the increase in demand for interim staffing and internal operational changes accomplished during the quarter ended February 28, 1997.

         Net revenues from services provided by the Company's Rehabilitation Services Group increased approximately $32,000, or 8.3% from $387,000 for the first quarter ended February 29, 1996 to approximately $419,000 for the first quarter ended February 28, 1997. The Rehabilitation Services Group's growth is attributable to the opening of additional clinics offset by a decline in Georgia based facility staffing.

         Cost of Services. The cost of services for the Homecare Group increased approximately $319,000, or 5.3%, from approximately $6,026,000 to approximately $6,345,000 for the quarters ended February, 1996 and 1997, respectively. The cost of services increase is directly attributable to the volume of business increase, predominately in the New England Region.

         Cost of services for the HSS Staffing Group increased approximately $417,000, or 15.3%, from approximately $2,721,000 to approximately $3,138,000 for the quarters ending February 1996 and 1997, respectively. The cost of services increase is directly attributable to the volume of business increase, and the opening of new staffing offices.

         The cost of services for the Company's Rehabilitation Services Group increased approximately $92,000, or 27.6% from approximately $334,000 to approximately $426,000 for the quarters ended February 1996 and 1997, respectively. The increase in the cost of services for the Rehabilitative Services Group is attributable to volume of business increase and the opening of new clinics.

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

         The Company's gross margin increased approximately $1,227,000, or 22.2%, from approximately $5,527,000 to approximately $6,754,000 for the quarters ended February 1996 and 1997, respectively. Gross margin as a percentage of revenue increased from 38.1% to 40.5% for the quarters ending February 1996 and 1997, respectively. Homecare operations continued to pursue higher skilled, higher margin business and the staffing group was favorably impacted by the increased placements of temporary healthcare professionals in client facilities.

         Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased approximately $1,100,000, or 20.4%, from approximately $5,391,000 to approximately $6,491,000 for the quarters ended February 1996 and 1997, respectively. The increase results from higher payroll and payroll related costs relative to the investments by the Company to reestablish information systems as an in-house function, the centralization of patient accounting for its Rehabilitative Services Group, and recruiting and travel expenses within both the Company's Homecare and HSS Staffing Groups. Additionally, in the first quarter of fiscal 1996, workers compensation insurance reserves and certain legal reserves experienced non-recurring reductions of approximately $145,000.

         Interest and Other Income (Expense). Higher interest costs resulted from increased borrowing under the Company's line of credit which were used to fund expansion of the Company's revenues. During the quarter ended February 28, 1997, average borrowings outstanding were $7,723,000, compared to $3,259,000, for the corresponding period of the prior year.

         Pre-Tax Income. While pre-tax income for the quarter ended February 28, 1997 remained comparable to the quarter ended February 29, 1996, $48,686 compared to $99,410, respectively, income from operations continues to be negatively affected by certain Rehabilitative Services operations. These operations have improved in comparison to the fourth quarter of 1996.

         Extraordinary Item. In connection with the early extinguishment of its debt owing to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

         Accounting Pronouncements. Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Such adoption had no effect on the Company's Consolidated Condensed Financial Statements for the quarter ended February 28, 1997.

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires adoption during the Company's current fiscal year. SFAS No. 123 requires that the Company's financial statements include certain disclosures regarding stock-based employee compensation arrangements. Changes in accounting for stock-based compensation are optional and, therefore, the Company will adopt only the disclosure requirements. Such adoption will be made at the end of the current fiscal year.

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. When adopted, it will require restatement of prior years' earnings per share. This statement would have no effect on the Company's financial statements were it adopted in the current quarter as presented herein.

         In February of this year, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosures of Information about Capital Structure," effective for fiscal years ending after December 15, 1997. This statement establishes standards for disclosing information about a Company's capital structure and is not anticipated to have an impact on the Company's financial statement disclosures.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                February 28, 1997



ITEM 1.           LEGAL PROCEEDINGS

                           See Note 4 to the Notes to Consolidated Condensed Financial Statements. See also "Item 3 - Legal Proceedings" which is incorporated by reference from the Company's Annual Report in Form 10-K for the fiscal year ended November 30, 1996 filed with the Securities and Exchange Commission on February 28, 1997.

ITEM 2.           CHANGES IN SECURITIES

                           None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                           None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5.           OTHER INFORMATION

                           None.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits - None.

                           (b)      Reports - None.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES
                                February 28, 1997


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.


By:  /S/Ronald G. Huneycutt               Ronald G. Huneycutt, Vice President of
     Ronald G.Huneycutt                   Finance, Chief Financial Officer
                                          (principal financial officer)
                                          Date:  April 14, 1997