Form 10-Q/A
period 1996-08-31
HOSPITAL STAFFING SERVICES INC
filed 1997-06-19
CIK 731625

===================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,359,770 shares of Common Stock, $.001 par value, outstanding at February 28, 1997.
                       ==================================

                        HOSPITAL STAFFING SERVICES, INC.
                          PART II - OTHER INFORMATION
                                August 31, 1996


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)  Exhibits - Exhibit 27

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


                        HOSPITAL STAFFING SERVICES, INC.


By:/s/Ronald A. Cass           Ronald A. Cass, Chairman of the Board,
       Ronald A. Cass          Chief Executive Officer, President and Treasurer
                               Date: June 18, 1997



By:/s/Ronald G. Huneycutt      Ronald G. Huneycutt, Vice President of Finance/
       Ronald G. Huneycutt     Chief Financial Officer
                               Date: June 18, 1997