Form 10-K/A
period 1996-11-30
HOSPITAL STAFFING SERVICES INC
filed 1997-06-19
CIK 731625

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the Fiscal Year Ended November 30, 1996
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the transition period from to
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

        Title of Each Class                Name of each exchange on which
    Common Stock $.001 par value         registered New York Stock Exchange

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


Exhibit No. 27

                                                              SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hospital Staffing Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


  HOSPITAL STAFFING SERVICES, INC.




By:  /s/Ronald A.Cass              Ronald A. Cass, Chairman of the Board, Chief
        Ronald A.Cass              Executive Officer, President and Treasurer
                                   Date:    June 18, 1997