Form 10-Q
period 1997-05-31
HOSPITAL STAFFING SERVICES INC
filed 1997-07-16
CIK 731625

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1997

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

        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days.
Yes X No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,359,770 shares of Common
             Stock, $.001 par value, outstanding at June 30, 1997.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                         Page(s)

PART I - FINANCIAL INFORMATION

        Consolidated Condensed Balance Sheets                            3

        Consolidated Condensed Statements of Operations                  4

        Consolidated Condensed Statements of Cash Flows                  5

        Notes to Consolidated Condensed Financial Statements             6 - 10

        Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        11 - 16



PART II - OTHER INFORMATION AND SIGNATURES                               17 - 18



                Hospital Staffing Services, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets




                             ASSETS                                                LIABILITIES AND STOCKHOLDERS' EQUITY
                            ----------                                         ----------------------------------------------

                                         May 31,     November 30,                                        May 31,      November 30,
                                          1997           1996                                             1997            1996
                                      -------------- --------------                                   --------------  --------------
                                       (Unaudited)                                                      (Unaudited)
CURRENT ASSETS:                                                    CURRENT LIABILITIES:

  Cash and cash equivalents                $256,795       $145,247  Accounts payable                     $1,978,388      $2,470,506
  Short-term investments                     12,415         12,145  Line of credit payable                9,570,527       6,540,793
  Trade accounts receivable, less                                   Accrued payroll and benefits          2,043,959       2,130,053
    allowance for doubtful accounts of                              Accrued expenses                      2,134,053       2,539,016
    $680,982 and $559,251, respectively   9,034,540      9,622,122  Income taxes payable                    198,830         216,096
  Settlements due from Medicare          14,685,906     12,201,367  Capital leases                           37,409          17,522
  Amounts due from officers/directors        71,377         71,377  Notes payable                           318,260         503,678
  Current and deferred income
     taxes receivable                       567,168        587,215
  Other current assets                      578,292        599,062
                                      -------------- --------------                                   --------------  --------------
          Total current assets           25,206,493     23,238,535      Total current liabilities        16,281,426      14,417,664
                                      -------------- --------------                                   --------------  --------------



NON-CURRENT ASSETS:                                                 NON-CURRENT LIABILITIES:
                                                                    Notes payable                           438,728         510,728
                                                                    Capital leases                          101,044          80,881
                                                                    Other                                    74,000          73,999
                                                                                                      --------------  --------------
  Net property and equipment                824,050        879,735      Total non-current liabilities       613,772         665,608
                                      -------------- --------------                                   --------------  --------------

                                                                        Total liabilities                16,895,198      15,083,272
                                                                                                      --------------  --------------


  Intangibles related to businesses                                 COMMITMENTS AND CONTINGENCIES
    acquired                              2,205,016      2,258,028
  Non-competition agreements                479,426        479,426 STOCKHOLDERS' EQUITY:
                                                                    Preferred stock - $.001 par value;
                                      -------------- --------------  authorized 5,000,000 shares;
  Total intangibles                       2,684,442      2,737,454   none issued or outstanding                  -               -
  Less:  Accumulated amortization          (822,796)      (785,133)
                                      -------------- --------------
          Net intangibles                 1,861,646      1,952,321  Common stock- $.001 par value;
                                      -------------- --------------  authorized 20,000,000 shares;
                                                                     6,359,770 shares issued
                                                                     and outstanding                          6,360           6,360

  Deposits and other assets                 383,225        340,836
                                                                    Additional paid-in capital           22,452,627      22,452,627
                                                                    Accumulated deficit                 (11,078,771)    (11,130,832)
                                      -------------- --------------                                   --------------  --------------
          Total non-current assets        3,068,921      3,172,892      Total stockholders' equity       11,380,216      11,328,155
                                      -------------- --------------                                   --------------  --------------
                                                                        Total liabilities and
          Total assets                  $28,275,414    $26,411,427          stockholders' equity        $28,275,414     $26,411,427
                                      ============== ==============                                   ==============  ==============






              The accompanying notes are an integral part of these
                       consolidated condensed statements.


                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations


                                              Three months ended                 Six months ended
                                         -----------------------------    ------------------------------
                                          ------------   ------------      ------------    ------------
                                          May 31, 1997   May 31, 1996      May 31, 1997    May 31, 1996
                                          ------------   ------------      ------------    ------------
                                          (Unaudited)     (Unaudited)       (Unaudited)     (Unaudited)

Net revenue from services                 $17,067,932     $15,968,499       $33,761,397     $30,474,127
                                          -----------     -----------       -----------     -----------

Cost of services:
    Professional salaries and benefits     8,763,909       8,429,888        17,173,945      15,949,854
    Other professional expenses            1,640,449       1,492,261         3,169,645       2,951,022

                                          -----------     -----------       -----------     -----------
Total cost of services                    10,404,358       9,922,149        20,343,590      18,900,876
                                          -----------     -----------       -----------     -----------

Gross margin                               6,663,574       6,046,350        13,417,807      11,573,251
                                          -----------     -----------       -----------     -----------

Selling, general and administrative expenses:
    Salaries and benefits                  4,067,395       3,205,216         8,025,968       6,435,033
    Other expenses                         2,578,633       2,449,164         5,110,643       4,610,001

                                          -----------     -----------       -----------     -----------
Total selling, general and administrative  6,646,028       5,654,380        13,136,611      11,045,034
                                          -----------     -----------       -----------     -----------

Income from operations                        17,546         391,970           281,196         528,217
                                          -----------     -----------       -----------     -----------

Interest and other income (expense):
    Interest expense                        (265,356)       (125,799)         (479,299)       (234,933)
    Interest income                                0           9,790                 0          25,824
    Other income (expense), net              263,185          19,326           262,164          75,589

                                          -----------     -----------       -----------     -----------
Total interest and other income (expense)     (2,171)        (96,683)         (217,135)       (133,520)

                                          -----------     -----------       -----------     -----------
Income before provision for income taxes      15,375         295,287            64,061         394,697

Provision for income taxes                   (12,000)        (94,000)          (12,000)       (119,889)
                                          -----------     -----------       -----------     -----------

Income before extraordinary item               3,375         201,287            52,061         274,808

Extraordinary loss on early
 extinguishment of debt                           -               -                 -         (254,955)
                                          -----------     -----------       -----------     -----------

    Net income                                $3,375        $201,287           $52,061         $19,853
                                          ===========     ===========       ===========     ===========



Income per common share:
    Income before extraordinary item           $0.00           $0.03             $0.01           $0.04
    Extraordinary loss on early
     extinguishment of debt                       -               -                 -            (0.04)
                                          -----------     -----------       -----------     -----------

Net income per common share                    $0.00           $0.03             $0.01           $0.00
                                          ===========     ===========       ===========     ===========


Weighted average common shares
  outstanding:                             6,359,770       6,349,770         6,359,770       6,349,770
                                          ===========     ===========       ===========     ===========



                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                                          4

                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows


                                                                           For the six months ended:
                                                                         May 31, 1997        May 31, 1996
                                                                       ---------------      --------------
                                                                          (Unaudited)         (Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income (loss)                                                         $52,061             $19,853
                                                                          -----------         -----------

   Adjustments to reconcile  net income  (loss) to net cash  provided  (used) by operating activities:
       Depreciation and amortization                                         399,160             421,523
       Provision for losses on trade accounts receivable                     341,192             143,339
       Extraordinary loss on early extinguishment of debt                                         99,955
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                         246,390          (1,202,387)
           Settlements due from Medicare                                  (2,484,539)         (1,642,756)
           Prepaid expenses and other current assets                          11,267              17,908
           Current and deferred income taxes receivable                       20,048                   0
           Other assets                                                        7,250            (142,761)
         Increase (decrease) in liabilities -
           Accounts payable                                                 (492,118)           (781,076)
           Accrued payroll and benefits                                      (86,094)           (236,872)
           Accrued expenses and other                                       (453,131)         (1,195,535)
           Income taxes payable                                              (17,266)            (12,316)

                                                                          -----------         -----------
                 Total adjustments                                        (2,507,841)         (4,530,978)
                                                                          -----------         -----------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                          (2,455,780)         (4,511,125)
                                                                          -----------         -----------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                            (45,269)               (260)
   Capital expenditures                                                      (85,806)           (217,929)
   Proceeds from sale of home health operations                                                  145,782
   Purchase of therapy company                                                                   (60,000)
                                                                          -----------         -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                            (131,075)           (132,407)
                                                                          -----------         -----------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Line of credit borrowings (repayments)                                  3,029,734           4,204,998
   Extension fee on line of credit                                          (100,000)
   Payments under notes payable                                             (209,250)           (241,500)
   Payments under capital leases                                             (22,081)             (6,070)

                                                                          -----------         -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                           2,698,403           3,957,428
                                                                          -----------         -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         111,548            (686,104)

   Cash and cash equivalents at beginning of period                          145,247           1,697,804

                                                                          -----------         -----------
   Cash and cash equivalents at end of period                               $256,795          $1,011,700
                                                                          -----------         -----------

Supplemental Cash Flow Disclosures:
   Cash paid:              Income Taxes                                      $28,710            $134,436
                           Interest                                         $476,871            $230,645


                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  May 31, 1997
                                   (Unaudited)

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

        The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes thereto. The results of operations for the three (3) and six (6) months ended May 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 30, 1997.

NOTE 2:  DEBT

        On March 12, 1997, the Company amended its revolving line of credit to increase the line to $14 million and to extend the term of the line for an additional year to February 1999. Fees and other costs related to this amendment amounted to approximately $100,000 and will be amortized over the extended term of the line.

        In June 1997, the Company further amended its revolving line of credit to replace the receivables, which collateralized the standby letter of credit with other, non-credit line receivables; thus, increasing borrowing capacity by $1.6 million.

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

        The estimated settlement amounts due to the Company from Medicare as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the settlements due from Medicare as of May 31, 1997 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated condensed balance sheet as of May 31, 1997 are realizable at their recorded amount.

        As of July 1997, four (4) years and seven (7) months have passed since execution of the search warrants, and no charges have been brought against the Company or any of its directors, officers or employees. The Company has been engaged in discussions with representatives from the United States Attorney's Office for the Southern District of Florida concerning the possible resolution of the Medicare investigation and allegations as they might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former directors, officers or employees who are individually the subject of such investigation. In addition, the Company had been the subject of a staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996, the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions had been recommended to the Commission.

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

        Termination and Benefits Agreements:

        The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months dependent upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $467,000 as of May 31, 1997.

        Self-Funded Insurance Plans:

        The Company self-funds its health and workers' compensation programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. As of May 31, 1997 and November 30, 1996, such reserves totaled approximately $1.6 and $1.8 million, respectively, and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that differences between actual losses incurred after May 31, 1997, related hereto, and its recorded reserve estimates will not be material.

        State Taxes:

        On June 9, 1997, the Company received notice of assessment of income and franchise taxes payable from the Mississippi State Tax Commission based upon an audit of tax years 1992, 1993 and 1994. The assessment totals $170,000 including $46,000 of interest and penalties. The Company has exercised its option to request a hearing at which time the Company believes that the positions set forth in the tax return filed will prevail and thus, no additional tax will be due. Accordingly, the Company does not believe that the notice will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 5:  CONCENTRATION OF CREDIT RISK

        Since 1991, the Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which facilities are owned by the government of the U. S. Virgin Islands. Revenues from these facilities accounted for approximately 6% and 11% of consolidated net revenue from services for the six (6) months ended May 31, 1997 and May 31, 1996, respectively. Outstanding accounts receivable were approximately $2.9 million and $4.5 million as of May 31, 1997 and November 30, 1996, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets. Approximately $929,000 of the May 31, 1997 balance has been outstanding for 180 days or greater. As of May 31, 1997, $3.5 million of the $4.5 million outstanding at November 30, 1996 had been collected. Collections from customers located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base. The government of the U. S. Virgin Islands currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  May 31, 1997

        The following Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on those factors that have had a material effect on the Company's financial condition and results of operations during the three and six months ended May 31, 1997 and May 31, 1996. It should be read in conjunction with accompanying consolidated condensed financial statements and notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

        Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations may include forward-looking statements that are subject to certain risks, uncertainties and exceptions. Such forward-looking statements are intended to be identified in this document by the words "anticipate," "estimate," "expect," "possible," "potential" and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to, general economic conditions; competitive factors; changes in federal or state legislation governing the Company's operations, including the Medicare and Medicaid reimbursement climate; resolution of the Company's Dade County, Florida, investigative issues; and the other risk factors disclosed on Exhibit 99.01 to the Company's Annual Report on Form 10-K for the year ended November 30, 1996.

        The Company provides: (i) home health care and other in-home support services; (ii) interim staffing of nurses and other medical personnel, primarily to hospitals; and (iii) rehabilitation services, including physical, occupational, speech and other therapy services. These services are offered through a pool of caregivers operating within the Company's network, which as of May 31, 1997, consisted of 28 home health care branch offices in seven states, active relationships for interim staffing needs with approximately 130 hospitals in 30 states and the U.S. Virgin Islands and six rehabilitation clinics with one clinic located in Georgia, one clinic located in Tennessee, one in Rhode Island and three in Florida.

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

        The credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of May 31, 1997, the Company was contingently liable for a $1.6 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing. In June 1997, the Company amended its agreement to replace the receivables which collateralized the stand by letter of credit with other, non-credit line receivables; thus, increasing eligible borrowing by $1.6 million.

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

        As of May 31, 1997, principal borrowings under the credit facility were approximately $9.6 million and after reflecting the amendment to the letter of credit collateral set forth above, approximately $125,000 was available for additional borrowing under the line of credit. The Company is in compliance with all required loan covenants.

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

        Settlements Due To and From Medicare. In the normal course of business, the Company has estimated settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of: 1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services; and
2) revisions by certain intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Management's plans to fund settlements to Medicare as they become due include: 1) negotiating extended payment plans; 2) incurring additional borrowings under the line of credit, if available; 3) using proceeds from additional capital that may be raised; or 4) offsetting amounts due from the Medicare program to the Company. However, there are no assurances that the Company will be able to successfully utilize any of these four (4) funding options. The Company continues to be subject to lengthy time frames associated with resolving Medicare appeal and reopening issues on cost reports reflecting amounts due from Medicare. As more fully described below and as set forth in the Consolidated Condensed Statements of Cash Flows, such lengthy time frames have had and are continuing to have an adverse impact on the Company's cash flows.

        For the twelve months ended November 30, 1996, the Company had received notification from the Medicare program's fiscal intermediaries of approximately $3,950,000 due to Medicare. Through May 1997, approximately $1,570,000 of this amount has been repaid under Medicare approved repayment plans. Included in the $3,950,000 is approximately $2,000,000 for previously sold companies for which the Company is establishing repayment plans with HCFA. During this time the Company anticipates settlement of certain provider cost reports with amounts due to the Company in excess of the $2,000,000.

        Cash Position. Net cash used by operating activities was approximately $2.5 million and $4.5 million for the six (6) months ended May 31, 1997 and May 31, 1996, respectively.

        In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities. Financing activities principally consisted of net repayments of outstanding borrowings under the Company's line of credit.

        Net Working Capital. As of May 31, 1997, the Company had approximately $8.9 million of working capital and approximately $257,000 of cash and cash equivalents. The ratio of current assets to current liabilities at May 31, 1997 was 1.5 to 1. As of May 31, 1997, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, and amounts due to the Chairman and Chief Executive Officer.

Results of Operations - Three and Six Months Ended May 31, 1997
Compared With Three and Six Months Ended May 31, 1996

        Net   Revenue.   Consolidated   net  revenue   increased   approximately
$1,099,000,  or 6.9% to $17,068,000 and $3,287,000,  or 10.8% to $33,761,000 for
the three and six months ended May 31, 1996 and 1997, respectively.

        Net revenue from services provided by the Company's Homecare Group increased approximately $639,000, or 5.6% to $12,129,000 and $1,909,000, or 8.6%
to $24,211,000 for he three and six months ended May 31, 1996 and 1997, respectively. The growth is attributable to the maturation of the new Homecare branches established and certified during the latter part of fiscal year 1996, the continued overall growth of the New England Regional Homecare Operations and the growth of the Mid South Proprietary Homecare operations.

        Net revenue from services provided by the Company's HSS Staffing Group increased approximately $439,000, or 11.0%, to $4,430,000 and $1,106,000, or
14.9% to $8,506,000 for the three and six months ended May 31,1996 and 1997, respectively. Growth is attributable to the addition of new client hospitals, the re-contracting of certain existing client hospitals at more favorable rates and the maturation of new per diem branches, all facilitated by an increased demand for interim staffing. While this has been offset somewhat by a decrease in nurses placed in Virgin Island Hospitals, the resulting diversification has reduced the Company's reliance on any one geographic area or client during the six months ended May 31, 1997, as compared to the prior year. (See note 5)

        Net revenue from services provided by the Company's Rehabilitation Services Group decreased approximately $246,000, or 35%, to $456,000 and $214,000, or 19.7% to $875,000 for the three and six months ended May 31, 1996 and 1997, respectively. The Rehabilitation Services Group's revenues decreased due to the closing of unprofitable sites which did not contribute to non-rehabilitation services revenues.

        Cost of Services. The cost of services for the Homecare Group increased approximately $82,000, or 1.2%, to $6,656,000 and $401,000, or 3.2% to
$13,001,000 for the three and six months ended May 31, 1996 and 1997, respectively. The cost of services increase is attributable to increased manpower needs to process increased revenue volume and normal salary increases. Lower cost of services provided for increases in Homecare Gross Margins.

        Cost of services for the HSS Staffing Group increased approximately $274,000, or 8.7%, to $3,428,000 and $692,000, or 11.8% to $6,567,000 for the
three and six months ended May 31, 1996 and 1997, respectively. The cost of service increase is attributable to the volume of business increase and to the cost associated with initiating new client relationships, including the increased cost of placing travel healthcare professionals in locations not previously served by the Company. Such increases are less than revenue increases which provided higher Gross Margins.

        The cost of services for the Company's Rehabilitation Services Group decreased approximately $146,000, or 34.1%, to $282,000 and $54,000, or 7.1% to
$709,000 for the three and six months ended May 31, 1996 and 1997, respectively. The decrease in the cost of services for the Rehabilitative Services Group is attributable to the closing of unprofitable sites which did not contribute to non-rehabilitation services revenues.

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

        The Company's gross margin increased approximately $617,000, or 10.2%, to $6,664,000 and $1,845,000, or 15.9% to $13,418,000 for the three and six months ended May 31, 1996 and 1997, respectively. Gross margin as a percentage of revenue increased from 37.9% to 39.0% and 38.0% to 39.7% for the three and six months ended May 31, 1996 and 1997, respectively.

        Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased approximately $992,000, or 17.5%, to $6,646,000 and $2,092,000, or 18.9% to $13,137,000 for the three and six months ended May 31, 1996 and 1997, respectively. The increase results from higher payroll and payroll related costs relative to the investments by the Company to reestablish information systems as an in-house function, to centralize patient accounting for its Rehabilitative Services Group and certain recently certified Homecare operations, and recruiting and travel expenses within both the Company's Homecare and HSS Staffing Groups. Additionally, in the first six months of fiscal 1996, workers compensation insurance reserves and certain legal reserves experienced non-recurring reductions of approximately $540,000 and $115,000, respectively.

        Interest and Other Income (Expense). Higher interest costs resulted from increased borrowing under the Company's line of credit which were used to fund expansion of the Company's revenues. During the three and six months ended May 31, 1997, average borrowings outstanding were $8.4 million, compared to $3.4 million, for the corresponding periods of the prior year.

        Pre-Tax Income. Pre-Tax Income decreased $280,000 or 94.8% from $295,000 to $15,000 and $331,000 or 83.8% from $395,000 to $64,000 for the three and six months ended May 31, 1996 and 1997, respectively. As previously discussed, the Company experienced improvements in revenues, gross margins and net income in all areas except for rehabilitation services.

        Extraordinary Item. In connection with the early extinguishment of its debt owing to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

        Accounting Pronouncements. Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Such adoption had no effect on the Company's Consolidated Condensed Financial Statements for the three and six months ended May 31, 1997.

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

        On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. When adopted, it will require restatement of prior years' earnings per share. This statement would have no effect on the Company's financial statements were it adopted as of the three or six months ended May 31, 1997 as presented herein.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                  May 31, 1997



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

                      None.

ITEM 5.        OTHER INFORMATION

                      None.

ITEM 6.               EXHIBITS AND REPORTS ON FORM 8-K

                      (a)    Exhibits - None.

                      (b)    Reports - None.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES
                                  May 31, 1997


        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.


By:  /s/Ronald G. Huneycutt               Ronald G. Huneycutt, Vice President of
     Ronald G. Huneycutt                  Finance, Chief Financial Officer
                                          (principal financial officer)
                                          Date:  July 15, 1997