Form 10-Q
period 1997-08-31
HOSPITAL STAFFING SERVICES INC
filed 1997-10-15
CIK 731625

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 1-11131

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS
     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,359,770 shares of Common Stock, $.001 par value, outstanding at September 30, 1997.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                                TABLE OF CONTENTS


                                                                  Page(s)

PART I - FINANCIAL INFORMATION

         Consolidated Condensed Balance Sheets                        3

         Consolidated Condensed Statements of Operations              4

         Consolidated Condensed Statements of Cash Flows              5

         Notes to Consolidated Condensed Financial Statements         6 - 11

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    12 - 17



PART II - OTHER INFORMATION AND SIGNATURES                            18 - 19

                Hospital Staffing Services, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets




                            ASSETS                                           LIABILITIES AND STOCKHOLDERS' EQUITY
                          ----------                                    ----------------------------------------------

                                     August 31,    November 30,                                        August 31,     November 30,
                                        1997           1996                                               1997            1996
                                    -------------- --------------                                     --------------  --------------
                                       (Unaudited)                                                       (Unaudited)
CURRENT ASSETS:                                                     CURRENT LIABILITIES:

Cash and cash equivalents                $138,398       $145,247    Accounts payable                     $1,961,891      $2,470,506
Short-term investments                     11,186         12,145    Line of credit payable                9,274,189       6,540,793
Trade accounts receivable, less                                     Accrued payroll and benefits          1,752,364       2,130,053
  allowance for doubtful accounts of                                Accrued expenses                      2,411,391       2,539,016
  $719,497 and $559,251, respectively   7,820,696      9,622,122    Income taxes payable                    187,577         216,096
Settlements due from Medicare          10,735,603     12,201,367    Capital leases                           37,496          17,522
Amounts due from officers/directors        49,160         71,377    Notes payable                           318,260         503,678
Current and deferred income
   taxes receivable                       567,168        587,215
Other current assets                      513,147        599,062
                                    -------------- --------------                                     --------------  --------------
        Total current assets           19,835,358     23,238,535        Total current liabilities        15,943,168      14,417,664
                                    -------------- --------------                                     --------------  --------------

NON-CURRENT ASSETS:                                                 NON-CURRENT LIABILITIES:
                                                                    Notes payable                           399,728         510,728
                                                                    Capital leases                           91,671          80,881
                                                                    Other                                    74,000          73,999
                                                                                                      --------------  --------------
Net property and equipment                739,924        879,735        Total non-current liabilities       565,399         665,608
                                    -------------- --------------                                     --------------  --------------
                                                                        Total liabilities                16,508,567      15,083,272
                                                                                                      --------------  --------------

Intangibles related to businesses                                   COMMITMENTS AND CONTINGENCIES
  acquired                              2,205,016      2,258,028
Non-competition agreements                479,426        479,426    STOCKHOLDERS' EQUITY:
                                                                    Preferred stock - $.001 par value;
                                    -------------- --------------     authorized 5,000,000 shares;
Total intangibles                       2,684,442      2,737,454      none issued or outstanding
Less:  Accumulated amortization          (838,810)      (785,133)
                                    -------------- --------------
        Net intangibles                 1,845,632      1,952,321    Common stock- $.001 par value;
                                    -------------- --------------     authorized 20,000,000 shares;
                                                                      6,359,770 shares issued
                                                                      and outstanding                         6,360           6,360
Deposits and other assets                 347,706        340,836
                                                                    Additional paid-in capital           22,452,627      22,452,627
                                                                    Accumulated deficit                 (16,198,934)    (11,130,832)
                                    -------------- --------------                                     --------------  --------------
        Total non-current assets        2,933,262      3,172,892        Total stockholders' equity        6,260,053      11,328,155
                                    -------------- --------------                                     --------------  --------------
                                                                        Total liabilities and
        Total assets                  $22,768,620    $26,411,427            stockholders' equity        $22,768,620     $26,411,427
                                    ============== ==============                                     ==============  ==============



                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                                                     Hospital Staffing Services, Inc. and Subsidiaries
                                                      Consolidated Condensed Statements of Operations


                                                        Three months ended                        Nine months ended
                                               -------------------------------------     -------------------------------------
                                                  ---------------   -----------------     -----------------    ---------------
                                                  August 31, 1997    August 31, 1996       August 31, 1997     August 31, 1996
                                                  ---------------   -----------------     -----------------    ---------------
                                                   -------------      --------------        --------------      --------------
                                                   (Unaudited)         (Unaudited)           (Unaudited)         (Unaudited)

Net revenue from services                           $11,493,646         $15,603,347           $45,255,043         $46,077,474
                                                   -------------      --------------        --------------      --------------

Cost of services:
    Professional salaries and benefits                8,515,949           7,952,769            25,689,894          23,902,623
    Other professional expenses                       1,620,137           1,570,642             4,789,782           4,521,664

                                                   -------------      --------------        --------------      --------------
    Total cost of services                           10,136,086           9,523,411            30,479,676          28,424,287
                                                   -------------      --------------        --------------      --------------

Gross margin                                          1,357,560           6,079,936            14,775,367          17,653,187
                                                   -------------      --------------        --------------      --------------

Selling, general and administrative expenses:
    Salaries and benefits                             3,694,047           3,533,239            11,720,015           9,968,272
    Other expenses                                    2,486,782           2,385,564             7,597,427           6,995,565

                                                   -------------      --------------        --------------      --------------
Total selling, general and administrative expenses    6,180,829           5,918,803            19,317,442          16,963,837
                                                   -------------      --------------        --------------      --------------

Income/(loss) from operations                        (4,823,269)            161,133            (4,542,075)            689,350
                                                   -------------      --------------        --------------      --------------

Interest and other income (expense):
    Interest expense                                   (293,318)           (154,778)             (770,190)           (389,710)
    Interest income                                      11,186              31,859                 8,757              57,686
    Other income (expense), net                          (9,759)            120,887               252,406             196,472

                                                   -------------      --------------        --------------      --------------
    Total interest and other income (expense)          (291,891)             (2,032)             (509,027)           (135,552)

                                                   -------------      --------------        --------------      --------------
Income/(loss) before provision for income taxes      (5,115,160)            159,101            (5,051,102)            553,798

Provision for income taxes                               (5,000)            (17,406)              (17,000)           (137,295)
                                                   -------------      --------------        --------------      --------------

Income/(loss) before extraordinary item              (5,120,160)            141,695            (5,068,102)            416,503

Extraordinary loss on early extinguishment of debt                                                                   (254,955)
                                                   -------------      --------------        --------------      --------------

    Net income/(loss)                               ($5,120,160)           $141,695           ($5,068,102)           $161,548
                                                   =============      ==============        ==============      ==============



Income/(loss) per common share:
Income/(loss) before extraordinary item                  ($0.81)              $0.02                ($0.80)              $0.07
Extraordinary loss on early extinguishment of debt                                                                      (0.04)
                                                   -------------      --------------        --------------      --------------

    Net income/(loss) per common share                   ($0.81)              $0.02                ($0.80)              $0.03
                                                   =============      ==============        ==============      ==============


Weighted average common shares outstanding:           6,359,770           6,356,292             6,359,770           6,351,952
                                                   =============      ==============        ==============      ==============



                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                                        4


                Hospital Staffing Services, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows


                                                                                    For the nine months ended:
                                                                               August 31, 1997       August 31, 1996
                                                                               ----------------      ----------------
                                                                                 (Unaudited)           (Unaudited)
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:

   Net income (loss)                                                               ($5,068,102)             $161,548
                                                                                   ------------          ------------

   Adjustments to reconcile  net income  (loss) to net cash  provided  (used) by operating activities:
       Depreciation and amortization                                                   544,760               590,973
       Provision for losses on trade accounts receivable                               462,774               163,590
       Extraordinary loss on early extinguishment of debt                                                     99,955
       Loss on early retirement of Fixed Assets                                         11,543
       Changes in assets and liabilities:
         (Increase) decrease in assets-
           Trade accounts receivable                                                 1,338,652            (1,356,136)
           Settlements due from Medicare                                             1,465,764            (1,630,352)
           Prepaid expenses and other current assets                                   101,218                95,673
           Amounts due from officers/directors                                          22,217               (43,322)
           Current and deferred income taxes receivable                                 20,047               713,043
           Other assets                                                                (18,814)              (397,600)
         Increase (decrease) in liabilities -
           Accounts payable                                                           (508,615)             (749,225)
           Accrued payroll and benefits                                               (377,689)             (643,783)
           Accrued expenses and other                                                 (175,793)           (1,710,180)
           Income taxes payable                                                        (28,519)             (102,957)

                                                                                   ------------          ------------
                  Total adjustments                                                  2,857,545            (4,970,321)
                                                                                   ------------          ------------

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                    (2,210,557)           (4,808,773)
                                                                                   ------------          ------------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Sale (purchase) of short-term investments, net                                      (44,040)                 (391)
   Capital expenditures                                                               (106,031)             (177,215)
   Proceeds from sale of home health operations                                                              145,782
   Purchase of therapy company                                                                               (60,000)
   Notes receiveable                                                                                         (50,783)

                                                                                   ------------          ------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                      (150,071)             (142,607)
                                                                                   ------------          ------------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Line of credit borrowings                                                         2,733,396             4,083,630
   Extension fee on line of credit                                                    (100,000)
   Payments under notes payable                                                       (248,250)             (354,107)
   Payments under capital leases                                                       (31,367)              (13,370)
   Exercise of stock options                                                                                  23,750

                                                                                   ------------          ------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                     2,353,779             3,739,903
                                                                                   ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (6,849)           (1,211,477)

   Cash and cash equivalents at beginning of period                                    145,247             1,697,804

                                                                                   ------------          ------------
                                                                                   ============          ============
   Cash and cash equivalents at end of period                                         $138,398              $486,327
                                                                                   ============          ============

Supplemental Cash Flow Disclosures:
   Cash paid:                 Income Taxes                                             $45,578              $234,077
                              Interest                                                $770,190              $387,717


                 The accompanying notes are an integral part of
                    these consolidated condensed statements.

                                        5

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 August 31, 1997
                                   (Unaudited)

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

         The quarterly consolidated condensed financial statements herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly consolidated condensed financial statements be read in conjunction with the audited annual financial statements and footnotes thereto. The results of operations for the three (3) and nine (9) months ended August 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year ending November 30, 1997.

NOTE 2:  GOING CONCERN

         The Company has experienced cash flow deficits from operations in eight of the eleven quarters since November 30, 1994 aggregating approximately $8.9 million, has incurred losses of $5.1 million in the nine months ended August 31, 1997, and currently has a loan balance on its line of credit in excess of eligible borrowing under the terms of the loan agreement. In addition, in September 1997 the Company became subject to three Notices of Overpayment After Final Settlement received from Medicare Intermediaries requiring the repayment of overpayments of approximately $6.1 million relating to the Company's New England home care operations for fiscal 1993 and 1994, for which the Medicare program seeks recoupment from cash payments otherwise due to the Company's New England provider for services provided in 1996 and 1997. The Company is also obligated to make payments totaling approximately $2.5 million for existing Medicare repayment plans. As more fully described in Note 5, the Company is subject to additional contingencies, the outcome of which may have a material impact on the Company's results of operations and liquidity. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans to address the cash flow deficits and operating losses described above include a restructuring of its operations to return the Company to profitability, sales of non-strategic assets to raise cash, restructuring or replacing its current loan agreement to adequately fund working capital needs, entering into extended repayment plans for overpayments due to

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)

Medicare, negotiating global settlements with the Medicare program of open cost reports and appeal and reopening issues included in Settlements Due From Medicare, and the issuance of equity securities. The Board of Directors of the Company has also authorized management to explore the possibility of a protective bankruptcy filing. There can be no assurance that the Medicare payment recoupment will be lifted administratively, or that the Company will be able to raise sufficient cash to continue to fund its operations.

NOTE 3:  DEBT

         On March 12, 1997, the Company amended its revolving line of credit to increase the line to $14 million and to extend the term of the line for an additional year to February 1999. Fees and other costs related to this amendment amounted to approximately $100,000 and will be amortized over the extended term of the line.

         In June 1997, the Company further amended its revolving line of credit to increase borrowing capacity by an additional $1.6 million by replacing receivables, which collateralized the standby letter of credit, with other, non-credit line receivables.

         At October 13, 1997, the Company was not in compliance with certain covenants in the loan agreement which require that the line's balance not exceed "eligible borrowing," as defined, that the Company's tangible net worth exceed $6,000,000 and that leases in excess of $50,000 be approved in writing. At October 13, 1997, the line's balance was $9.2 million, exceeding eligible borrowing by $258,000. The Company is currently in discussions with the lender to cure these defaults.

NOTE 4:  STOCKHOLDERS' EQUITY

         1990 Stock Option Plan

         Pursuant to Board action during the quarter ended February 28, 1997, 10,000 options to purchase common stock under the 1990 Stock Option Plan were granted to a member of the Board of Directors with an exercise price of $2.375 per share. The exercise price was determined by reference to the average market price over the ten (10) market days preceding the date of grant. The options vested at the date of grant and are exercisable for a period of five years from the date of grant.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

         Dade County Medicare Investigation:

         On December 3, 1992, in connection with a federal investigation into Medicare practices by health care providers in South Florida, the Company was served with federal search warrants.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)

In response to the issuance of the federalsearch warrants, the Company engaged counsel who initiated a lawyer-directed internal investigation into its Medicare claims processing system. Thisinternal investigation focused on a review of the compliance of the Company's Medicare practices with applicable laws and regulations.

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

         In December 1992, due to circumstances arising from the investigation and suspension of Medicare payments, the Company downsized and eventually closed its Medicare home care offices in Dade, Broward and Monroe Counties, Florida, and terminated its subcontracting relationships with staffing providers in South Florida.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)

         The estimated settlement amounts due to the Company from Medicare as reflected in the accompanying consolidated condensed balance sheets, as well as net revenue from services presented in the accompanying consolidated condensed statements of operations, are presented net of estimated Medicare reimbursement disallowances. The estimated disallowances are subject to continual review and, as such, may be increased or decreased as substantive information becomes available. Included in the settlements due from Medicare as of August 31, 1997 is approximately $2.7 million for the Company's former South Florida Medicare operations representing primarily claims billed by the Company subsequent to closure of its South Florida Medicare operations. The Company believes that the settlements due from Medicare as recorded in the Company's consolidated condensed balance sheet as of August 31, 1997 are realizable at their recorded amount.

         In August 1997, certain of the Company's current and former officers and employees, including its current Chief Executive Officer, were served with federal grand jury subpoenas requesting information. The Company believes these subpoenas relate to the issues which precipitated the search warrants executed in December 1992. The Company continues to be engaged in discussions with representatives from the United States Attorney's Office for the Southern
District of Florida concerning the possible resolution of the Medicare investigation and allegations as such allegations might affect the Company directly. There are no assurances that these discussions will result in a successful resolution of these matters or in a resolution that would not be materially adverse to the Company. Even if the Company is successful in resolving the Medicare investigation with the federal government, in accordance with its indemnification obligations under its Articles of Incorporation and Bylaws, the Company may continue to incur legal expenses on behalf of certain of its existing and former directors, officers or employees who are individually the subject of such investigation.

         In addition, the Company had been the subject of a staff inquiry by the Securities and Exchange Commission ("SEC") relating to the Medicare investigation by the United States Attorney. In July 1996, the SEC notified the Company that they had terminated their inquiry and that at that time no enforcement actions had been recommended to the Commission.

         Litigation, Claims and Assessments:

         In the ordinary course of business, the Company is exposed to various claims and incidents which may lead to claims and legal proceedings other than those items discussed above. In management's opinion, the outcome of all other such matters will not have a material impact upon the Company's consolidated financial position, results of operations and cash flows.

         Settlements Due To and From Medicare:

         As  a  Medicare  provider,   the  Company   continually  has  estimated
settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of:

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)

(1) interim reimbursement rates, atwhich the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services; and (2) revisions by intermediaries of the Company's reported reimbursable costs after the intermediaries' review oraudits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Until now, the Company has funded settlements to Medicare as they become due by: (1) negotiating extended payment plans; (2) incurring additional borrowings under the line of credit, if available; (3) using proceeds from additional capital that may be raised; or (4) offsetting amounts due from the Medicare program to the Company. In addition, the Company continues to be subject to lengthy time frames associated with resolving Medicare appeal and reopening issues on cost reports reflecting amounts due from Medicare. During September 1997, the Company received notification from two intermediaries requiring repayments of approximately $6.1 which is in addition to the remaining balances of $2.5 million from notices received in fiscal year 1996. Accordingly, as more fully described in Note 2, the Company is actively seeking other alternatives to fund the repayments.

         Also, during September 1997, President Clinton imposed a six month moratorium on new home care providers and imposed additional restrictions on existing providers. While the Company sees no direct adverse impact on its operations from the six month moratorium, the President's message regarding additional restrictions on existing providers along with accusations and other remarks and analyses by legislators and regulators regarding the home care industry has had, and the Company believes will continue to have, an adverse impact on the business environment in which it operates.

         The Company believes the Notices of Overpayment After Final Settlement received in September 1997, as described above, are an indication of a new climate between intermediaries and providers. It appears that there may be new and different standards of documentation and interpretations of the Medicare regulations than existed when the cost reports were prepared.

         Because of the Notices of Overpayment After Final Settlement received in September and the changes in the business and regulatory climate in which it appears the Company now operates, in the quarter ended August 31, 1997 the Company provided approximately $4,200,000 in additional allowances against the Settlements Due From Medicare resulting in a corresponding charge against income.

         Termination and Benefits Agreements:

         The Company has agreements with certain of its key employees which provide for severance in the case of involuntary termination and/or a change in control to promote adherence to non-competition provisions. Such agreements provide for severance up to 12 months depending upon the employee involved. The maximum aggregate salary component commitment for these agreements would be approximately $507,000 as of August 31, 1997.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (Continued)

         Self-Funded Insurance Plans:

         The Company self-funds all of its workers' compensation and much of its employee health coverage programs up to policy limits, as defined. Claims in excess of such limits are insured by third party reinsurers. The Company's estimate of its liability for both outstanding as well as incurred but not reported claims is based upon its historical loss experience. At both August 31, 1997 and November 30, 1996, such reserves totaled approximately $1.8 million and are included as a component of accrued expenses in the accompanying consolidated condensed balance sheets. Differences between actual losses and reserve estimates are recognized in the period in which such differences become known. Management believes that differences between actual losses incurred after August 31, 1997, related hereto, and its recorded reserve estimates will not be material.

         State Taxes:

         On June 9, 1997, the Company received notice of assessment of state income and franchise taxes payable based upon an audit of tax years 1992, 1993 and 1994. The assessment totals $170,000 including $46,000 of interest and penalties. The Company has exercised its option to request a hearing at which time the Company believes that the positions set forth in the tax return filed will prevail and thus, no additional tax will be due. Accordingly, the Company does not believe that the resolution of the notice will have a material impact on the Company's financial position, results of operations or cash flows.

NOTE 6:  CONCENTRATION OF CREDIT RISK

         Since 1991, the Company has been providing services to healthcare facilities located in the U.S. Virgin Islands, which facilities are owned by the government of the U. S. Virgin Islands. Revenues from these facilities accounted for approximately 6% and 10% of consolidated net revenue from services for the nine months ended August 31, 1997 and August 31, 1996, respectively. Outstanding accounts receivable attributable to services to facilities in the U.S. Virgin Islands were approximately $2.1 million and $4.5 million as of August 31, 1997 and November 30, 1996, respectively, and are included in trade accounts receivable in the accompanying consolidated condensed balance sheets. Approximately $707,000 of the August 31, 1997 balance has been outstanding for 180 days or greater. As of August 31, 1997, $4.4 million of the $4.5 million outstanding at November 30, 1996 had been collected. Collections from the government owned healthcare facilities located in the U.S. Virgin Islands are generally slower than the Company's domestic customer base; however, this has been mitigated somewhat by an overall decrease in nurses placed in Virgin Island healthcare facilities. The government of the U. S. Virgin Islands currently acknowledges the debt and is instituting a plan to liquidate the amounts past due. Accordingly, no allowance for doubtful accounts has been recorded related to these outstanding receivables.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 August 31, 1997

         The following Management's Discussion and Analysis of Financial Condition and Results of Operations focuses on those factors that have had a material effect on the Company's financial condition and results of operations during the three and nine months ended August 31, 1997 and August 31, 1996. It should be read in conjunction with the accompanying consolidated condensed financial statements and notes thereto. Trends and contingencies of a material nature are discussed to the extent known and considered relevant.

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

         The Company provides: (i) home health care and other in-home support services; (ii) interim staffing of nurses and other medical personnel, primarily to hospitals; and (iii) rehabilitation services, including physical, occupational, speech and other therapy services. These services are offered through a pool of caregivers operating within the Company's network, which as of August 31, 1997, consisted of 28 home health care branch offices in seven states, active relationships for interim staffing needs with approximately 130 hospitals in 30 states and the U.S. Virgin Islands and six rehabilitation clinics with one clinic located in Georgia, one clinic located in Tennessee, one in Rhode Island and three in Florida.

Liquidity and Capital Resources

         General. The Company's capital requirements consist of funding current operations, expanding services provided by its home care, staffing and rehabilitative businesses, and the acquisition of compatible companies that can be integrated with existing operating units. The Company has historically met its short-term liquidity needs from cash flow from operations and borrowings from its credit facility. However, during the nine-month period ended August 31, 1997, the Company incurred cash flow deficits from operations in the amount of $2.2 million and has experienced cash flow deficits from operations in eight of the eleven quarters since November 30, 1994 aggregating approximately $8.9 million. In addition, in September 1997 the Company became subject to three Notices of Overpayment After Final Settlement received from Medicare intermediaries requiring the repayment of overpayments of approximately $6.1 million relating to the Company's New England home care operations for fiscal 1993 and 1994, for which the

Medicare program seeks recoupment from cash payments otherwise due to the Company's New England provider for services provided in 1996 and 1997. The Company is also obligated to make payments totaling approximately $2.5 million for existing Medicare repayment plans. As discussed below and in Note 3, the Company is also currently in default under the terms of its revolving line of credit. The Medicare program's recoupment of payments to the Company's New England Medicare home care provider has materially and adversely affected the Company's liquidity.

         The Company continues to contest the overpayment and to seek relief from the Medicare payment recoupment through all available means, including the Medicare program's administrative appeals process. The Company also has under consideration alternative means to augment its short-term liquidity to fund current operations, including the possibility of asset sales, cash infusions from strategic and/or financial partners, and possible business combinations. The Board of Directors of the Company has also authorized management to explore the possibility of a protective bankruptcy filing. There can be no assurance that the Medicare payment recoupment will be lifted administratively, or that the Company will be able to raise sufficient cash to continue to fund its operations. If the Company is unable to fund its operations, the Company's ability to continue as a going concern may be materially and adversely affected (see note 2).

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

         The credit facility includes up to $2.0 million securing a standby letter of credit required by the insurance carrier for the Company's workers' compensation coverage. As of August 31, 1997, the Company was contingently liable for a $1.6 million standby letter of credit issued by its lender representing a reduction of otherwise eligible borrowing. In June 1997, the Company amended its agreement to replace the receivables which collateralized the stand by letter of credit with other, non-credit line receivables; thus, increasing eligible borrowing by $1.6 million.

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

         As of August 31, 1997, principal borrowings under the credit facility were approximately $9.3 million which exceeds eligible borrowing available on that date by $437,000. The Company's present facility is not adequate to provide for the approximately $8.6 million of program repayments due to Medicare, or for any other significant liabilities that may arise. See

Note 5. In the absence of raising additional capital, the Company's liquidity will be adversely affected and the Company may be unable to fund its commitments as they become due.

         Settlements Due To and From Medicare. In the normal course of business, the Company has estimated settlements due to and from the Medicare Program. The estimated settlement amounts due to Medicare are the result of: (1) interim reimbursement rates, at which the Company was paid for its services throughout the year, exceeding the Company's actual costs of providing such services; and
(2) revisions by intermediaries of the Company's reported reimbursable costs after the intermediaries' review or audits of the Company's cost report filings. Estimated settlements due from Medicare are presented net of estimated settlements due to Medicare in the accompanying consolidated condensed balance sheets. Until recently the Company has been able to fund settlements to Medicare as they become due by: (1) negotiating extended repayment plans; (2) incurring additional borrowings under the line of credit, if available; (3) using proceeds from additional capital that may be raised; or (4) offsetting amounts due from the Medicare program to the Company. However, during September 1997, the Company received notification from two intermediaries requiring repayments of approximately $6.1 million which is in addition to the remaining balances of $2.5 million from notices received in prior fiscal years. The Company continues to be subject to lengthy time frames associated with resolving Medicare appeal and reopening issues on cost reports reflecting amounts due from Medicare. Accordingly, as discussed above, the Company is actively seeking other alternatives to fund the repayments.

         During September 1997, President Clinton imposed a six month moratorium on new home care providers and imposed additional restrictions on existing providers. While the Company sees no direct adverse impact on its operations from the six month moratorium, the President's message regarding additional restrictions on existing providers along with accusations and other remarks and analyses by legislators and regulators regarding the home care industry has had, and the Company believes will continue to have, an adverse impact on the business environment in which it operates.

         The Company believes the Notices of Overpayment After Final Settlement received in September 1997, as described above, are an indication of a new climate between intermediaries and providers. It appears that there may be new and different standards of documentation and interpretations of the Medicare regulations than existed when the cost reports were prepared.

         Because of the Notices of Overpayment After Final Settlement received in September and the changes in the business and regulatory climate in which it appears the Company now operates, during the quarter ended August 31, 1997 the Company provided approximately $4,200,000 in additional allowances against the Settlements Due From Medicare, resulting in a corresponding charge against income.

         Cash Position. Net cash used by operating activities was approximately $2.2 million and $4.8 million for the nine months ended August 31, 1997 and August 31, 1996, respectively.

         In addition to increases or decreases in cash flow from operating activities, the Company's overall cash position can be significantly affected by its investing and financing activities.

Financing activities principally consisted of net repayments of outstanding borrowings under the Company's line of credit.

         Net Working Capital. As of August 31, 1997, the Company had approximately $3.9 million of working capital and approximately $138,000 of cash and cash equivalents. The ratio of current assets to current liabilities at August 31, 1997 was 1.2 to 1. As of August 31, 1997, the Company's commitments that would require large or unusual amounts of cash consisted of office rents, repayments to the Medicare Program, and amounts due to the Chairman and Chief Executive Officer.

Results of Operations - Three and Nine Months Ended August 31, 1997 Compared With Three and Nine Months Ended August 31, 1996

         Net Revenue. Consolidated net revenue decreased approximately $4,110,000, or 26.3% to $11,494,000 and $822,000, or 1.8% to $45,255,000 for the
three and nine months ended August 31, 1996 and 1997, respectively. As more fully discussed in Note 1 of the Company's annual financial statements on Form 10-K, variances from recorded estimated amounts of settlements due to and from Medicare are treated as adjustments to revenue from Medicare in the period in which such amounts are settled or when better information is known as to their ultimate resolution. Accordingly, the $4.2 million charge described above is recorded as a reduction of Medicare home care revenue for the quarter ended August 31, 1997.

         Net revenue from services provided by the Company's Homecare Group decreased approximately $4,548,000, or 38.6% to $7,227,000 and $2,639,000, or
7.7% to $31,438,000 for the three and nine months ended August 31, 1996 and 1997, respectively. After considering the $4.2 million charge previously described, net revenues are relatively flat for the quarter when compared to the prior year. The nine month comparison reflects an increase of $1,598,000 or 4.7%, after excluding the $4.2 million charge, which is attributable to the maturation of new home care branches established and certified during the latter part of fiscal year 1996, the continued overall growth of the New England Regional home care operations and the growth of the Mid South proprietary home care operations.

         Net revenue from services provided by the Company's HSS Staffing Group increased by approximately $1,217,000, or 41.8%, to $4,130,000 and $2,323,000,
or 22.5% to $12,636,000 for the three and nine months ended August 31,1996 and 1997, respectively. This increase is attributable to the addition of more than 100 new client hospitals, the re-contracting of certain existing client hospitals at more favorable rates facilitated by an increased demand for interim staffing at healthcare facilities nation-wide. The addition of new clients has also facilitated continued diversification of nurse placements, reducing the Company's reliance on any one geographic area or client during the nine months ended August 31, 1997, as compared to the prior year. See Note 6.

         Net revenue from services provided by the Company's Rehabilitation Services Group decreased approximately $503,000, or 80.4%, to $122,700 and $718,000, or 41.8% to $998,000 for the three and nine months ended August 31, 1996 and 1997, respectively. The Rehabilitation

Services Group's revenues decreased due to the closing of unprofitable sites and the curtailment of low margin business in remaining sites.

         Cost of Services. The cost of services for the Homecare Group increased approximately $232,000, or 3.6%, to $6,717,000 and $634,000, or 3.3% to
$19,718,000 for the three and nine months ended August 31, 1996 and 1997, respectively. The cost of services increase is attributable to increased manpower needs to process increased revenue volume and normal salary increases.

         Cost of services for the HSS Staffing Group increased approximately $809,000, or 33.0%, to $3,259,000 and $1,501,000, or 18.0% to $9,826,000 for the
three and nine months ended August 31, 1996 and 1997, respectively. Such increases are less than revenue increases for the HSS Staffing Group which provided higher gross margins. The cost of service increase is principally attributable to the salaries paid to, and housing expenses associated with, a greater number of nurses and other healthcare professionals working at client and proprietary facilities.

         The cost of services for the Company's Rehabilitation Services Group decreased approximately $342,000, or 72.1%, to $132,000 and $396,000, or 32.0%
to $841,000 for the three and nine months ended August 31, 1996 and 1997, respectively. The decrease in the cost of services for the Rehabilitative Services Group follows the decrease in revenues and is likewise attributable to the closing of unprofitable sites and the curtailment of low margin business in remaining sites.

         Gross Margin. The Company's gross margin before selling, general and administrative expenses is the difference between amounts charged by the Company to its clients or amounts reimbursed by third party payers and wages the Company pays to its medical personnel, plus related housing costs, travel, insurance costs and other benefits.

         The Company's gross margin is subject to a number of factors such as billing rates, pay rates and cost of travel and housing. The impact of these factors vary due to competitive and seasonal factors as well as the geographic mix and type of service (discipline and payer source) being performed by the Company.

         The Company's gross margin decreased approximately $4,722,000, or 77.7%, to $1.358,000 and $2,878,000, or 16.3% to $14,775,000 for the three and nine months ended August 31, 1996 and 1997, respectively. Gross margin as a percentage of revenue decreased from 39.0% to 11.8% and 38.3% to 32.6% for the three and nine months ended August 31, 1996 and 1997, respectively. The decrease in the third quarter is principally related to the $4.2 charge to revenue.

         Selling, General and Administrative Expenses. Selling, General and Administrative expenses increased approximately $262,000, or 4.4%, to $6,181,000 and $2,354,000, or 13.9% to $19,317,000 for the three and nine months ended August 31, 1996 and 1997, respectively. The increase results from higher payroll and payroll related costs relative to the investments by the Company to reestablish information systems as an in-house function, to centralize patient accounting for its Rehabilitative Services Group and certain recently certified Homecare operations, and recruiting and travel expenses within both the Company's Homecare and HSS Staffing Groups. Additionally, in the first nine months of fiscal 1996, workers compensation insurance reserves and certain legal reserves experienced non-recurring reductions of approximately $815,000 and $182,000, respectively.

         Interest and Other Income (Expense). Higher interest costs resulted from increased borrowing under the Company's line of credit which were used to fund the repayments of Medicare overpayments (see Note 5) and the expansion of the Company's revenues. During the nine months ended August 31, 1997, average borrowings outstanding were $7.8 million, compared to $3.8 million, for the corresponding period of the prior year.

         Pre-Tax Income. Pre-Tax Income decreased $5,274,000 from $159,000 in income to a $5,115,000 loss and $5,605,000 from $554,000 in income to a $5,051,000 loss for the three and nine months ended August 31, 1996 and 1997, respectively. As previously discussed, the losses are principally the result of the $4.2 million charge and losses from rehabilitation services.

         Extraordinary Item. In connection with the early extinguishment of its debt owing to its prior lender, the Company incurred an extraordinary charge of $254,955 during the first quarter of 1996.

         Accounting Pronouncements. Effective December 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." Such adoption had no effect on the Company's Consolidated Condensed Financial Statements for the three and nine months ended August 31, 1997.

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

         On March 3, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," effective for fiscal years ending after December 15, 1997. When adopted, it will require restatement of prior years' earnings per share. This statement would have no effect on the Company's financial statements were it adopted as of the three or nine months ended August 31, 1997 as presented herein.

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

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                           PART II - OTHER INFORMATION
                                 August 31, 1997



ITEM 1.           LEGAL PROCEEDINGS

                           See Note 5 to the Notes to Consolidated Condensed Financial Statements. See also "Item 3 - Legal Proceedings" which is incorporated by reference from the Company's Annual Report in Form 10-K for the fiscal year ended November 30, 1996 filed with the Securities and Exchange Commission on February 28, 1997.

ITEM 2.           CHANGES IN SECURITIES

                           None.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                           None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5.           OTHER INFORMATION

                           None.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K

                           (a)      Exhibits - None.

                           (b)      Reports - None.

                HOSPITAL STAFFING SERVICES, INC. AND SUBSIDIARIES
                                   SIGNATURES
                                 August 31, 1997


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HOSPITAL STAFFING SERVICES, INC.


By:  /s/Ronald G. Huneycutt                 Ronald G. Huneycutt, Vice President
Ronald G.Huneycutt                          of Finance, Chief Financial Officer
                                            (principal accounting officer)
                                            Date:  October 15, 1997